Form 10-K
period 2014-12-31
UNITED ONLINE INC
filed 2015-03-02
CIK 1142701

Use these links to rapidly review the document

PART IV
UNITED ONLINE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         At June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by The Nasdaq Global Select Market, was $146,219,507 (calculated by excluding shares directly or indirectly held by directors and officers).

         At February 23, 2015, there were 14,540,533 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 2014.

UNITED ONLINE, INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2014

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; our strategies; our pursuit of long-term growth initiatives; our future financial performance and results, revenues, segment metrics, operating expenses, market trends, liquidity, cash flows and uses of cash, dividends, capital expenditures, depreciation and amortization, tax payments, foreign currency exchange rates, and hedging arrangements; our ability to invest in initiatives; our plans for services and products, pricing, and marketing efforts; competition; possible settlement of legal matters; and the impact of accounting pronouncements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from those set forth or contemplated in the forward-looking statements, including, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our estimates and assumptions only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and reported results should not be considered an indication of future performance. We undertake no obligation to update these forward-looking statements to reflect the impact of events or circumstances arising after the date hereof, unless required by law.

PART I

ITEM 1.    BUSINESS

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, Classmates, StayFriends, Trombi, and MyPoints.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, we acquired Classmates Online, Inc. (whose name was changed to Classmates, Inc. in December 2013, "Classmates"), a provider of social networking services, and in 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of a loyalty marketing service. In 2008, we acquired FTD Group, Inc., a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), an online high school social network that enables members to reconnect and interact with their former classmates. On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, including FTD Group, Inc., "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). As a result, FTD's financial results are presented as discontinued operations in our consolidated financial statements.

        We report our businesses in two reportable segments:

Segment	Services and Products
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security, web hosting, and voice services
Content & Media	Social networking services and products and a loyalty marketing service

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues in our Communications and Content & Media segments are derived from selling subscriptions to consumers, who are typically billed in advance for the entire subscription term.

  •
  Products revenues.  Products revenues in our Communications segment are derived from the sale of mobile broadband devices and mobile phones, as well as the related shipping and handling fees. Products revenues in our Content & Media segment are derived from the sale of yearbooks and yearbook reprints, including the related shipping and handling fees.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives in our Communications and Content & Media segments.

Communications Segment

        Our principal Communications pay service is Internet access, offered under the NetZero and Juno brands. Internet access includes dial-up service, mobile broadband and DSL. We also offer email, Internet security, web hosting services, and other services. In total, we had 490,000 Communications pay accounts at December 31, 2014, of which 301,000 were Internet access pay accounts and 189,000 were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. The majority of our Communications revenues are derived from dial-up Internet access, DSL and other Communications services. In addition, our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

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

        In 2012, we began offering our mobile broadband service as part of a wholesale agreement with Clearwire. In January 2014, we expanded the coverage area to include the Sprint 3G network. In November 2014, we expanded coverage to include the Sprint 4G LTE network. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, or a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously. NetZero USB modem and NetZero hotspot customers are able to connect to our mobile broadband service using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks and smartphones. Our mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S.

        Voice Services.    In November 2014, we began a test phase offering voice services as part of our wholesale agreement with Sprint. We offer consumers the option to access the services by purchasing a mobile phone from NetZero or by bringing their own mobile device to use on our service. We offer a variety of plans, which include talk, text and data.

        Industry Background—The U.S. market for consumer Internet access services has evolved significantly, primarily due to increased availability and consumer adoption of high-speed broadband or mobile broadband connections. As a result, the percentage of Americans who access the Internet via dial-up has declined each year since 2002, according to Pew Internet & American Life Project. We anticipate that such percentage will continue to decline.

        Broadband Internet access services are now available to most of the U.S. population at competitive prices, although market pricing varies based on the geographic region and speed of the broadband service, among other factors. Broadband continues to have a much lower penetration rate in rural areas when compared to urban and suburban areas and, according to an estimate released by the Federal Communications Commission in November 2014, approximately 15 million Americans lack access to fixed broadband service in rural areas. Many broadband providers, including cable companies such as Comcast and local exchange carriers such as AT&T, market broadband Internet access offerings that are "bundled" with telephone, entertainment or other services, which generally results in lower prices than stand-alone services. At the same time, the maturity of the dial-up Internet access market has led the largest dial-up service providers in the U.S., including AOL, EarthLink, NetZero, and Juno, to significantly reduce marketing spending and operate their dial-up Internet access businesses primarily for profitability and cash flows.

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

        Competition—The U.S. market for broadband and consumer voice services is highly competitive and forecasted to grow over the next several years. We compete with numerous providers of broadband services and voice services, as well as other dial-up Internet access providers. Our principal competitors for broadband and voice services include, among others, local exchange carriers, wireless and satellite service providers, cable service providers, and broadband resellers. These competitors include established providers such as AT&T, Verizon, Sprint and T-Mobile, and a multitude of mobile virtual network operators (or MVNO), including Cricket, Boost Mobile, TracFone and Freedom Pop. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. We believe the primary competitive factors in the Internet access industry are speed, price, coverage area, ease of use, scope of services, quality of service, and features. Our dial-up Internet access services do not compete favorably with broadband services with respect to certain of these factors, including, but not limited to, speed. When compared to other dial-up Internet access services, we believe our dial-up Internet access services compete favorably. Our mobile broadband service and our DSL service compete favorably with other broadband services with respect to certain factors, although some of our competitors have an advantage over us with respect to certain other factors, such as price. Our voice services compete with a variety of data, text and voice plans. For additional information, see "Risk Factors", which appears in Item 1A of this Annual Report on Form 10-K.

Content & Media Segment

Social Networking Services

        Our Content & Media segment provides social networking services and products under the Classmates, StayFriends, and Trombi brands. We operate our social networking services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international social networking services comprise a large and diverse population of users, with approximately 100 million registered accounts at December 31, 2014. We also provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. Our social networking products primarily consist of yearbooks and yearbook reprints.

        Our domestic Classmates service, which launched in 1995 as one of the first social networking services, is designed to assist members in finding friends and acquaintances primarily from high school. Our domestic Classmates website (www.classmates.com) primarily serves the U.S. and Canada. Over the years, Classmates members have contributed a substantial amount of distinct, relevant pieces of user-generated content, such as names, high school affiliations, biographies, interests, and photos. We believe our large membership base and the user-generated content posted on the Classmates website assist us in attracting new members and bringing existing members back to the website on a recurring basis. One content feature targeted at our large base of registered consumers age 35 and over, who joined Classmates to reconnect with important memories from their past, are our digitized versions of high school yearbooks. At December 31, 2014, we had approximately 280,000 digitized high school yearbooks available on the website, representing what we believe is the largest digitized yearbook collection available anywhere on the Internet. Visitors to the website can interact with yearbooks, which can facilitate new forms of social connections, such as sharing memorable content with friends and acquaintances or posting comments on the Classmates website or on Facebook. In addition, members can tag photos directly in the digitized yearbook collection, search for individuals, and view an index of all members appearing in the yearbooks. Members and visitors may also purchase a copy of many of the yearbooks available on the Classmates website. Seasonality has historically not had a material impact on our social networking revenues.

        Domestic.    Visitors to the Classmates website can experience a substantial amount of content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To engage in the premium features, a member is required to purchase a paid subscription, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbooks and yearbook reprints.

        Paid subscription holders have access to a variety of premium features. We expect the features available to free users and paid subscription holders to continue to change from time to time. Premium features currently include, among others:

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

  •
  Access to our Classmates Who Remembers You feature that alerts members when another member has remembered them and how they were remembered (e.g., funny, smart, cool, gutsy, etc.).

        International.    In addition to our Classmates website, we operate five international websites that offer social networking services, primarily as a social networking platform to reconnect with friends and acquaintances from high school. We operate StayFriends in Germany, Sweden, Austria, and Switzerland (www.stayfriends.de, www.stayfriends.se, www.stayfriends.at, and www.stayfriends.ch, respectively), and Trombi in France (www.trombi.com). Similar to the Classmates website, each international website includes free and paid memberships.

        Industry Background—The Internet continues to evolve and grow as a platform to enable, among other things, social interaction, consumer engagement, the sale of goods and services, and advertising. We believe that as people age, many develop a strong interest in reconnecting with people and events from their past.

        The number of Internet users age 35 and older is expected to increase from 124.9 million in 2012 to 138.8 million in 2016, according to 2012 forecasts by eMarketer, a market research firm. Community affiliations based on schools attended encompass a particularly large population of individuals. According to the U.S. Census Bureau, as of 2013, there were approximately 207 million high school graduates living in the U.S. and approximately 137 million people living in the U.S. who had attended college. We believe that the occurrence of class reunions among this large population frequently strengthens an individual's curiosity and nostalgic feelings about school memories, friends and acquaintances, and popular culture during such individual's years in high school and college.

        Competition—As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Facebook, in particular, has become a dominant platform for finding and interacting with people online, including both past and present acquaintances. Our services continue to provide a platform for social networking activities and communications, especially related to the high school experience. Visitors to the Classmates website can interact with yearbooks, which can facilitate new forms of social connections, such as sharing memorable content with friends and acquaintances or posting comments on the Classmates website or on Facebook. Certain aspects of the value proposition of our social networking services compete with major social networking platforms such as Facebook, as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge. We believe the primary competitive factors are price, features, functionality, size and engagement of the user base, and quantity, quality and scope of the content. We believe we compete favorably with respect to certain of these areas, although many competitors have a significant advantage over us in certain other areas. For additional information, see "Risk Factors", which appears in Item 1A of this Annual Report on Form 10-K.

Loyalty Marketing

        Our Content & Media segment also offers a loyalty marketing service under the MyPoints brand. MyPoints connects advertisers with its members by allowing members to earn rewards points for engaging in online and offline activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other loyalty promotions. Members earn points for responding to email offers, shopping online at the MyPoints website (www.mypoints.com), taking market research companies' surveys, playing online games with MyPoints partners, searching the Internet on a dedicated MyPoints' landing page and using the MyPoints-branded browser extension as a reminder service for members to shop and earn. In addition to these point earning opportunities, MyPoints also offers a credit card with the ability to earn points through both online and offline shopping. Reward points can be earned from over 1,500 affiliated retailers, which are redeemable for third-party gift cards and electronic gift cards currently from over 75 merchants or for PayPal credit, as well as the option to redeem in the form of a charitable donation. Gift cards are also available for purchase on the MyPoints website.

        MyPoints provides advertisers with an effective means to reach a large online audience. MyPoints uses a variety of criteria, including personal interests, purchasing behavior and demographic profiles, to create targeted promotions for advertisers. These marketing campaigns are tailored to meet the goals of the specific advertiser, which are most commonly to generate incremental sales of an advertiser's products or services but may also include objectives that do not involve purchase transactions, such as generating sales leads or increased traffic to an advertiser's website. In many cases, MyPoints sends personalized email marketing messages, called BonusMail®, that are directed specifically to individual MyPoints members to showcase a single advertiser or offer. MyPoints members benefit not only from attractive discounts and other benefits featured in BonusMail® offers but also can receive points for purchases and, in some cases, for clicking through the media links in BonusMail® to the advertiser's website, as well as for other actions taken within a limited time period. We believe the limited-time nature of the BonusMail® offers adds a sense of urgency to the promotion for the consumer.

        The advertising revenues generated from our loyalty marketing service revenues are classified as advertising and other revenues. Advertisers pay us primarily based on performance measures that include when our MyPoints emails are transmitted to members, when members respond to emails and when members complete transactions. Advertising and other revenues also include revenues generated from the sale of gift cards. Loyalty marketing advertising revenues and operating results tend to be higher in the quarter ending December 31 when compared to other quarters, though there can be no assurance that these seasonal trends will continue in the future.

        Industry Background—U.S. online retail sales are expected to grow from $263 billion in 2013 to $414 billion in 2018, a compound annual growth rate of 9.5%, according to an online retail sales forecast from Forrester Research Inc. In addition, U.S. advertisers' spending on digital advertising is expected to grow from $57 billion in 2014 to $103 billion in 2019 representing 36% of all ad spending, according to Forrester's latest estimates based on its ForecastView model. As advertisers seek methods to target, reach and retain online consumers, loyalty marketing presents an attractive option.

        According to the 2013 Colloquy Loyalty Census, total loyalty memberships in the U.S. grew from 973 million in 2000 to over 2.65 billion in 2012. This confluence of growth in online shopping and advertising, and in loyalty memberships offers significant opportunities for MyPoints as our loyalty marketing business is poised to realize its potential by exploiting current assets including: strong relationships with a variety of retailers and clients, a large and engaged member base, a variety of engagement activities to serve member needs and interests, and the ability to provide loyalty incentives to drive consumer action. Loyalty marketing programs are generally designed to reward consumers with points that accumulate based on their activities and which may be redeemed for cash, gift cards, or products and services from participating vendors. Some loyalty marketing programs use points as an incentive for members to opt in to receiving certain email offers or to update their personal interest profiles, which provide useful information that helps advertisers target consumers interested in purchasing the advertisers' products and services. While these programs have long been popular with airlines, credit card vendors, hotels, and retailers, in recent years, loyalty marketing programs have expanded into a comprehensive direct marketing and targeted advertising strategy for companies in a wide range of industries.

        Loyalty marketing programs and similar services enable advertisers to target consumers in ways that are generally impractical with traditional offline direct marketing channels. Loyalty marketing programs can also easily measure click- through rates on display advertising and response rates to email campaigns, providing rapid feedback for advertisers that can be used to identify potential customers and create new targeted offers. In addition, a loyalty marketing program that has attracted a large, responsive and loyal member base helps to improve returns on advertisers' marketing investments. Furthermore, advertisers may prefer to work with loyalty marketing programs that offer performance-based pricing, which helps advertisers achieve specific performance objectives within budget.

        Competition—The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs continue to grow in popularity and expand to mobile platforms. Our MyPoints loyalty marketing business faces competition for members from other online loyalty marketing programs, such as Ebates and Mr. Rebates, as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons, such as Groupon and LivingSocial. We believe the primary competitive factors in the loyalty marketing industry are the number, type and popularity of the participating merchants, the attractiveness of the rewards offered, the value awarded for various actions, the ease and speed of earning rewards, and the ability to offer members a robust, user-friendly shopping experience. We believe that we compete favorably in many of these areas, although some of our competitors have an advantage over us in some or all of these areas. For additional information, see "Risk Factors", which appears in Item 1A of this Annual Report on Form 10-K.

        For additional information regarding our segments, see Note 2, "Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Technology

        Each of our services, including our social networking services, our loyalty marketing service, our Internet access service, and our voice service operates on a separate and distinct technology platform. Each of our services is generally provided through a combination of internally-developed and third-party software, industry standard hardware and outsourced network services. We maintain the web properties that power these services. We also have developed software to enhance the functionality of certain components of our services, including connectivity, web services, billing, email, customer support, data analysis, customer loyalty applications, and targeted advertising. We maintain data centers in multiple locations in the U.S. and Europe. In many cases, we have redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in outsourced, third-party co-location facilities and we outsource all of our bandwidth and managed modem services.

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

        Our customer relationship management and support infrastructure includes employees at our facilities in Woodland Hills, California; Hyderabad, India; Seattle, Washington; San Francisco, California; Schaumburg, Illinois; and Berlin, Germany. We also outsource to third parties substantially all of our telephone and email customer support for our Communications services, and a portion of our email customer support for MyPoints services. We monitor the effectiveness of our customer support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with our customers are logged and categorized to enable us to recognize and act on trends.

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

Proprietary Rights

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, domain name, and contract laws to protect our intellectual property and proprietary rights. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our businesses and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our trademarks, including our United Online, Classmates, NetZero, Juno, StayFriends, and MyPoints trademarks, to be very valuable assets, and most of these trademarks have been registered in the U.S. or, in certain cases, in other countries.

International Operations

        We have international operations in India and Germany. Our operations in India primarily handle software development and operations, quality assurance and email customer support. Our operations in Germany provide social networking services in Germany, Sweden, France, Austria, and Switzerland. We do not generate revenues directly from our operations in India.

        Geographic information for revenues was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$187,009	$200,349	$222,145
Germany	24,592	26,730	29,033
Europe, excluding Germany	5,644	6,535	6,587

Consolidated revenues	$217,245	$233,614	$257,765

        For information regarding risks associated with our international operations, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K. For information regarding long-lived assets, see Note 2, "Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Segment Financial Information

        For information regarding segment revenues, profit or loss and assets, see Note 1, "Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements" and Note 2, "Segment Information" of the Notes to the Consolidated Financial Statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

        At December 31, 2014, we had 545 employees, 272 of which were located in the U.S., 184 of which were located in India, and 89 of which were located in Europe. None of these employees are subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

        Consumers increasingly connect to the Internet through sources other than the personal computer, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, and their penetration will likely continue to increase. Our business will be adversely affected if we do not have a successful strategy that aligns with such trends. As new devices are continually being released, it is difficult to predict the problems we may encounter in adapting our services and products and developing competitive new services and products. Our social networking services and loyalty marketing service have a limited mobile presence, and we only began offering mobile broadband service and mobile voice service in March 2012 and November 2014, respectively. We may devote significant resources to the creation, support and maintenance of services and products across multiple platforms. If we are slow to develop services, products and technologies that are more compatible with alternative devices, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment. If we fail to implement a successful strategy that aligns with technology advances and trends, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Current or future economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Our services and products are dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, consumers' levels of disposable income, consumer debt, and overall consumer confidence. Challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar services and products by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our services and products. Challenging economic conditions may adversely impact our key vendors and customers. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a key component of revenues and profitability for our Communications and Content & Media segments. Factors that have caused, or may cause in the future, our advertising revenues to fluctuate include, without limitation, changes in the number of visitors to our websites, active accounts or consumers purchasing our services and products, the effect of, changes to, or terminations of key advertising relationships, changes to our websites and advertising inventory, changes in applicable laws, regulations or business practices, including those related to behavioral or targeted advertising, user privacy, and taxation, changes in business models, changes in the online advertising market, changes in the economy, advertisers' budgeting and buying patterns, competition, and changes in usage of our services. Decreases in our advertising revenues are likely to adversely impact our profitability.

        Advertising revenues generated by our Communications and Content & Media segments have been fluctuating and may decline in the future as a result of various factors, including, without limitation, the risks and uncertainties discussed above, in other risk factors, and elsewhere in this Annual Report on Form 10-K. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

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

        We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, trademarks, copyrights, or other intellectual property or proprietary rights, securities laws claims, claims involving marketing practices or unfair competition, claims in connection with employment practices, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims, including, without limitation, claims for defamation, right of publicity, negligence, and privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices, could result in us incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, we also file actions against third parties from time to time for various reasons, including, without limitation, to protect our intellectual property rights, to enforce our contractual rights, or to make other business-related claims. The legal fees, costs, and expenses associated with these actions may be significant, and if we were to lose these actions, we may be required to pay the other party's legal fees, costs and expenses, which also may be significant and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Various governmental agencies have asserted claims, instituted legal actions, inquiries, or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices, and they may continue to do so in the future. We have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission, or the FTC, and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal, and privacy practices and disclosures. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Classmates, Inc. (then known as Classmates Online, Inc.) paid $960,000 to resolve an investigation of the Attorney General for the State of New York related to its former post-transaction sales practices; and in July 2013, Classmates, Inc. (formerly known as Memory Lane, Inc.) paid $300,000 to resolve an investigation of the Attorney General for the District of Columbia related to its former post-transaction sales practices. Defending against lawsuits, inquiries, and investigations also involves significant expense and diversion of management's attention and resources from other matters. We cannot assure you that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties, or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services or business practices change as a result of claims or actions by governmental agencies or private parties (including in connection with settlement agreements related to such claims), or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For more information, see Note 12, "Commitments and Contingencies—Legal

Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Governmental regulation of the collection and use of personal information or our failure to comply with these regulations could harm our businesses.

        The FTC has regulations regarding the collection and use of personal information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations to govern the collection and use of personal information that may be obtained from individuals when accessing websites. These regulations include requirements that procedures be established to disclose and notify users of our websites or mobile apps of our privacy and security policies, obtain consent from users for collection and use of personal information, and provide users with the ability to access, correct, or delete personal information that we store. In addition, the FTC and other governmental authorities have made inquiries and investigations of companies' practices with respect to their users' personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumers' personal information. The FTC and certain state agencies also have made inquiries, and, in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers' personal information.

        As discussed in the preceding risk factor, we have been cooperating with the Attorneys General of various states in connection with their inquiries and investigations of, among other things, the privacy policies and former post-transaction sales practices of our Classmates.com business. Becoming subject to the regulatory and enforcement efforts of the FTC, a state agency, or other governmental authority could have a material adverse effect on our ability to collect demographic and personal information from users, which, in turn, could have a material adverse effect on our marketing efforts, business, financial condition, results of operations, and cash flows. In addition, the adverse publicity regarding the existence or results of an investigation could have an adverse impact on our reputation and customers' willingness to use our websites and services and thus could adversely impact our business and future revenues.

        Our international businesses must also comply with applicable international data protection and privacy laws. If we or any of the third-party services on which we rely fail to transmit customer information and payment details in a secure manner, or if we or they otherwise fail to protect customer privacy in online transactions or if we or they transfer personal information without complying with certain required conditions or applicable laws, then we risk being exposed to civil and criminal liability, as well as claims from individuals alleging damages as a result of the alleged non-compliance. We may also be required to alter our data collection and use practices. Any of the foregoing could have a material adverse effect on our reputation, business, financial condition, results of operations, and cash flows.

Our business is subject to online security risks and a security breach or inappropriate access to, or use of, our networks, computer systems or services or those of third-party vendors could expose us to liability, claims and a loss of revenue.

        The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors (including vendors providing cloud computing and data storage services). In connection with conducting our business in the ordinary course, we store and transmit member information, including personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services (or the networks, computer systems or services of our third-party vendors), whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of confidential information, including credit card information, of our members and of third parties. A number of other websites have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose members or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our members, cause interruption in our operations, or damage our computers or other devices or those of our members.

        A significant number of our members authorize us to bill their payment card accounts (credit or debit) directly for all amounts charged by us. These members provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. We rely on third-party and internally-developed encryption and authentication technology to provide the security and authentication to effectively secure transmission of confidential information, including payment card information. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical methods, for example, actions by an employee, can also result in a data breach. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our members and customers the option of using payment cards. If we were unable to accept payment cards, our businesses would be seriously harmed.

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

        We spend significant resources marketing our brands, services, and products. We rely on relationships with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new members and to promote or distribute our services and products. In addition, in connection with the launch of new services or products, we may spend a significant amount of resources on marketing. With any of our brands, services, and products, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified, or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services and products by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our services and products being prominently ranked in Internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees or we are not able to attract, integrate and retain qualified new personnel.

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. For example, Robert J. Taragan, the President of our Communications Segment, departed our company in February 2015. In addition, we do not carry key-person life insurance on any of our employees. The loss of any of our key officers or other employees, or our inability to attract, integrate and retain qualified employees, could require us to dedicate significant financial and other resources to such personnel matters, disrupt our operations and seriously harm our operations and business.

Significant problems with our key systems or those of our third-party vendors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, billing, website and database management, customer support, telecommunications network management, advertisement serving and management systems, and internal financial systems. Some of these systems, such as customer support for our Internet access and loyalty marketing businesses are outsourced to third parties, and other systems are not redundant. In addition, some of our backup systems have never been operated as a primary system. We have experienced systems problems in the past. For example, in the fourth quarter of 2013, the Classmates website experienced outages that occurred intermittently over a one-week period, as well as stability issues. In addition, we or our third-party vendors may experience problems in the future. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party vendors face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems, our backup systems or our third-party vendors or their systems could adversely impact our ability to satisfy our customers or operate our websites, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In addition, our Communications business outsources a significant portion of its live customer support functions. We rely on customer support vendors, and we maintain only a small number of internal customer support personnel for our businesses. Our internal customer support personnel are not equipped to provide the necessary range of customer support functions in the event that our vendors unexpectedly become unable or unwilling to provide these services to us. Any significant problems with our customer support vendors or our internal customer support personnel could adversely impact our ability to satisfy our customers, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition, it may not improve our results of operations and may also adversely impact our business, financial condition and cash flows.

        Acquisitions of businesses, services, or technologies may provide us with an opportunity to diversify the services and products we offer, leverage our assets and core competencies, complement our existing businesses, or expand our geographic reach.

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

  •
  unforeseen obligations or liabilities, including future indemnification obligations;

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

        In addition, an acquisition of a foreign business involves risks in addition to those set forth above, including risks associated with foreign currency exchange rates, potentially unfamiliar economic, political and regulatory environments, and integration difficulties due to language, cultural, and geographic differences. Any of these risks could harm our business, financial condition, results of operations, and cash flows.

Changes in laws and regulations and new laws and regulations may adversely affect our business, financial condition, results of operations, and cash flows.

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government, or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity by regulators of, such laws and regulations, could significantly impact our services and products, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our business, financial condition, results of operations, and cash flows and cause our business to suffer.

Our social networking and loyalty marketing services rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business, financial condition, results of operations, and cash flows.

        Our emails have historically generated the majority of the traffic on our social networking websites and are a key driver of member activity for our loyalty marketing service. A significant number of members of our social networking and loyalty marketing services elect to opt-out of receiving certain types of emails. New laws, such as Canada's anti-spam legislation that went into effect in July 2014, may impact our ability to email some of our members, the types of emails we send to them or the content that we include in our emails to them. Without the ability to email these members, we have very limited means of inducing these members to return to our websites and utilize our services. In addition, each month, a significant number of email addresses for members of our social networking and loyalty marketing services become invalid. This disrupts our ability to email these members and also prevents our social networking members from being able to contact these members, which is one of the reasons why members use our services. An increase in the number of members to whom we are not able to send emails, or who elect to not receive, are unable to receive, or do not open, our emails could adversely affect our business, financial condition, results of operations, and cash flows. From time to time, Internet service providers block bulk email transmissions, classify as "spam" emails that have low opening rates, or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Certain email service providers, such as Google's Gmail service, segregate marketing and promotional emails from other types of emails, which may impact the effectiveness of our email campaigns. Google's Gmail service also simplifies the opt-out process by including an "unsubscribe" link at the top of each marketing email, which allows the consumer to unsubscribe from future marketing emails from the particular marketer without first being redirected to the marketer's website. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

        We transact business in various foreign currencies and may be exposed to market risk resulting from fluctuations in foreign currency exchange rates. Our primary currency exposures are the Euro and Indian Rupee, and to a much lesser extent, the Swedish Krona and Swiss Franc. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as the Content & Media segment's average monthly revenue per pay account (which we also refer to as ARPU), are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods as well as our business, financial condition, results of operations, and cash flows. We use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates.

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to expense certain costs or impair our assets.

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions and certain business initiatives. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions or business initiatives are not commercially successful or, if due to economic or other conditions, our assumptions regarding the performance of our businesses or business initiatives are not achieved, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, including a $55.4 million goodwill impairment charge in the year ended December 31, 2013 with respect to our Classmates reporting unit. Given the current economic and competitive environment and the uncertainties regarding the impact on our businesses, we cannot assure you that our estimates and assumptions regarding the duration of the challenging economic conditions, or the period or strength of recovery, made for purposes of our goodwill and identifiable intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or growth rates of certain reporting units or other factors are not achieved or are revised downward, we may be required to record additional impairment charges in future periods. If our operating segments change in the future, such change may result in changes to our reporting units for impairment testing purposes, which may result in additional impairment charges. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

  •
  increased financial accounting, tax, and reporting burdens and complexities;

  •
  lack of familiarity with, and unexpected changes in, foreign regulatory requirements;

  •
  difficulties in managing and staffing international operations;

  •
  the burdens of complying with a wide variety of foreign laws, regulations, and legal and regulatory standards;

  •
  political, social, and economic instability abroad, terrorist attacks, and security concerns in general; and

  •
  reduced or varied protection for intellectual property and proprietary rights.

        The occurrence of any one of these risks could negatively affect our international operations, which could adversely affect our business, financial condition, results of operations, and cash flows.

Our stock price has been highly volatile and may continue to be volatile.

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. In January 2014, we announced that our Board of Directors has determined to discontinue cash dividend payments. Immediately following such announcement, the market price of our common stock declined significantly and has remained volatile. Furthermore, the market price of our common stock may fluctuate significantly to the extent we are added to or removed from certain stock market indices. Stocks of other companies traded on the Nasdaq Global Select Market have also experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

Our businesses could be shut down or severely impacted by a catastrophic event.

        Our businesses could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the Internet or makes the Internet or our websites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our businesses. The property, business interruption, and other insurance we carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

We cannot predict our future capital needs and we may not be able to secure additional financing, which could adversely impact us.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies, or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. The current volatility of, and disruption in, the securities and credit markets may restrict our ability to raise any such additional funds. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our businesses and future prospects may suffer.

Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable or beneficial.

        Certain provisions of our certificate of incorporation, our bylaws, and Delaware law limit the ability of our stockholders to elect directors and take other corporate actions. These provisions could have the effect of delaying or discouraging takeover attempts that our stockholders may consider favorable or beneficial because of the premium price that would be offered by a potential acquirer. In addition, although our previous stockholder rights plan expired in 2011, we cannot assure you that our Board of Directors will not implement a new stockholder rights plan in the future.

ADDITIONAL RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

We compete against much larger companies, many of whom have significantly more financial and marketing resources than we do, and our business will suffer if we are unable to compete successfully.

        We compete with numerous providers of broadband, mobile broadband, voice, and DSL services, as well as other dial-up Internet access providers, many of whom are much larger and have significantly more financial and marketing resources. Our principal competitors for our mobile broadband, voice and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers. These competitors include established providers such as AT&T, Verizon, Sprint, and T-Mobile. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. In addition, there are a number of mobile virtual network operators, some of which focus on pricing as their main selling point. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband, mobile broadband, voice and DSL providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, for broadband, mobile broadband, and DSL services, as well as dial-up Internet access services, will continue and may materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our declining dial-up and DSL pay accounts may adversely impact our Communications business.

        A significant portion of our Communications segment revenues and profits come from our dial-up Internet and DSL access services and related services and advertising revenues. Our dial-up and DSL Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up and DSL Internet access. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads, and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services, as well as the impact of subscribers canceling their accounts, which we refer to as "churn." Churn has increased from time to time and may increase in the future. We also experience an increase in the percentage of credit card failures from time to time. For example, a large-scale security breach at a retailer may result in the cancelation and re-issuance of the affected credit cards by the issuing banks, which would impact our ability to charge our members on their old credit cards and if our members do not update their credit card information with us, their accounts will terminate. Any change in the degree of credit card failures could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could adversely affect our business, financial condition, results of operations, and cash flows.

        We expect our dial-up and DSL Internet access pay accounts to continue to decline, potentially at an increasing rate. Any growth in the number of mobile broadband or voice pay accounts may not be sufficient to offset such decline, at least in the near term. As a result, Communications services revenues and the profitability of this segment may decline. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate.

        Although we have reduced our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. Continued declines in Communications revenues, particularly if such declines accelerate, will materially and adversely impact the profitability of this segment.

Our mobile broadband and voice services may not be commercially successful.

        We started offering a mobile broadband service in March 2012 and a voice service in November 2014, both under the NetZero brand. However, there services may not be accepted by consumers or commercially successful. We have been testing various marketing initiatives, including offering discounts on our devices, but we cannot assure you that such initiatives will increase the number of accounts. The free version of the mobile broadband service is limited to a set term and these accounts are automatically terminated upon the expiration of such service term if they do not upgrade to one of the paid subscription plans. We cannot assure you that we will be successful in upgrading these accounts before they terminate. Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. If our mobile broadband and voice services fail to be commercially successful, such failure could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our Internet access business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. Currently, our mobile broadband and voice services are entirely dependent upon services acquired from one service provider, and the devices required by the provider can be used for only such provider's service. If we are unable to maintain, renew or obtain new agreement with the telecommunications provider on acceptable terms, or the provider discontinues its services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. Sprint, which owns Clearwire, has announced that it plans to cease using WiMAX technology on the Clearwire network by November 2015. The implementation of this plan will affect our mobile broadband subscribers that utilize the Clearwire network. Our transition plan may not be successful or we may incur significant costs in implementing such plan. If our transition plan is not successful, or is not accepted by subscribers, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

        Our dial-up Internet access services also rely on their compatibility with other third-party systems, products and features, including operating systems. Incompatibility with third-party systems and products could adversely affect our ability to deliver our services or a user's ability to access our services and could also adversely impact the distribution channels for our services. Our dial-up Internet access services are dependent on dial-up modems and an increasing number of computer manufacturers, including certain manufacturers with whom we have distribution relationships, do not pre-load their new computers with dial-up modems, requiring the user to separately acquire a modem to access our services. We cannot assure you that, as the dial-up Internet access market declines and new technologies emerge, we will be able to continue to effectively distribute and deliver our services.

ADDITIONAL RISKS RELATING TO OUR CONTENT & MEDIA SEGMENT

We face intense competition that could result in the failure of our social networking services and loyalty marketing service to be commercially successful.

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize, and interact with acquaintances and others. Certain aspects of our social networking services compete with major social networking platforms, such as Facebook, as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge.

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs continue to grow in popularity and expand to mobile platforms. Our MyPoints loyalty marketing service faces competition for members from other loyalty marketing programs, such as Ebates, as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline, and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons, such as Groupon and LivingSocial.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content, or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors. If our competitors provide services similar to our social networking services for free, we may not be able to charge for our social networking services or we may need to reduce our membership fees. We rely on some of our competitors, such as Facebook, to promote our services and for new member acquisitions. Any changes to such competitors' rules or policies or any other changes implemented by such competitor could adversely affect our business or our strategies. Competition has adversely affected our subscription revenues from social networking services, as well as our advertising revenues from our social networking services and loyalty marketing service. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our business, financial condition, results of operations, and cash flows have been, and may continue to be, adversely affected.

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

        Our pay accounts and free active accounts have been decreasing, and we anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term. If we are not able to attract visitors to our websites and convert a significant portion to pay accounts, the number of pay accounts for our social networking services and related advertising revenues will continue to decline and the business, financial condition, results of operations, and cash flows of our Content & Media segment will be adversely affected.

Failure to increase or maintain the number of visitors to our websites and members for our social networking and loyalty marketing services or the activity level of these visitors and members could cause our business and financial results to suffer.

        The success of our social networking and loyalty marketing services depends upon our ability to increase or maintain the number of visitors to our websites, our base of free members, and the level of activity of those visitors and members. A decline in the number of visitors or registered or active free social networking members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our websites, and decreased advertising revenues. A decline in the number of registered or active loyalty marketing service members could also result in decreased advertising revenues. We have experienced a decline in our number of active members. The failure to increase or maintain the number of visitors to our websites, our base of free members, or the failure to convince our free members to actively participate in our websites or services, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to maintain our standard pricing could have adverse effects on our financial results.

        For competitive and other reasons, we have been offering a large percentage of discounted pricing plans on a promotional basis. In general, these discounted pricing plans offer a subscription term at a significant discount compared to the standard pricing for such subscription term. Any increases in the percentage of pay accounts under a discounted pricing plan and any increases in the level of the discounts will likely result in a decrease in subscription revenues and ARPU, in particular, if such increases continue. Although these discounted pricing plans, by their terms, renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, we cannot determine the number of pay accounts that will renew at the then-current standard pricing or at all. We intend to continue offering discounted pricing plans in the future, and we cannot assure you that the volume or level of the discounts offered during a period will not be higher than anticipated. Our continued use of discounted pricing plans has resulted in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

RISKS RELATING TO THE FTD SPIN-OFF TRANSACTION

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

        Pursuant to the Separation and Distribution Agreement and certain other agreements with FTD, FTD agreed to indemnify us for certain liabilities, and we agreed to indemnify FTD for certain liabilities, in certain cases, for unlimited amounts. We cannot assure you that the indemnity from FTD will be sufficient to protect us against the full amount of such liabilities, or that FTD will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that FTD has agreed to assume. Even if we ultimately succeed in recovering from FTD any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, certain indemnities that we may be required to provide to FTD are not subject to any limits on the aggregate amount of the liability, may be significant and could negatively impact our business. Each of these risks could negatively affect our business, financial condition, results of operations, and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters, which includes space for the Communications segment, is located in Woodland Hills, California and consists of leased space of approximately 30,000 square feet. Our Communications segment leases office space in Fort Lee, New Jersey and our Content & Media segment leases office space in Seattle, Washington; San Francisco, California; Schaumburg, Illinois; Erlangen, Germany; and Berlin, Germany. We also lease office space in Hyderabad, India, which is used by both of our segments.

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operations facilities. For additional information regarding our obligations under leases, see Note 12, "Commitments and Contingencies—Leases" of the Notes to Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 12, "Commitments and Contingencies—Legal Matters" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

        The stock prices in the table below, on or prior to November 1, 2013, the date of the FTD Spin-Off Transaction, have not been adjusted for the impact of the FTD Spin-Off Transaction and reverse stock split. The stock prices beginning on November 1, 2013 reflect the impact of the FTD Spin-Off Transaction and one-for-seven reverse stock split.

	2013		2014
	High	Low	High	Low
First Quarter	$6.69	$5.10	$15.88	$9.20
Second Quarter	$7.81	$5.88	$12.44	$9.59
Third Quarter	$8.90	$7.48	$13.17	$9.38
Fourth Quarter	$19.48	$7.64	$15.00	$10.27

        At February 23, 2015, there were 171 holders of record of our common stock.

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

Common Stock Repurchases

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. In October 2014, the Board of Directors further extended the Program through December 31, 2015. There were no repurchases under the Program during the year ended December 31, 2014 and, at December 31, 2014, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, we currently do not collect the minimum statutory withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the minimum statutory employee withholding taxes in cash.

        Common stock repurchases during the quarter ended December 31, 2014 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 – October 31, 2014	—	$—	—	$80,000
November 1 – November 30, 2014	32	$12.81	—	$80,000
December 1 – December 31, 2014	—	$—	—	$80,000

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

        The following graph compares, for the five-year period ended December 31, 2014, the cumulative total stockholder return for the Company's common stock, The Nasdaq Composite Index (the "Nasdaq Composite") and the First Trust DJ Internet Index Fund ("FDN"). The Company elected to use the First Trust DJ Internet Index Fund because the Morgan Stanley Internet Index Fund that the Company used in previous years was discontinued during the year ended December 31, 2014. Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2009, 2010, 2011, 2012, 2013, and 2014. The graph assumes that $100 was invested on December 31, 2009 in the common stock of United Online, Inc., the Nasdaq Composite and the FDN and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
United Online, Inc.	$100.00	$97.69	$86.14	$95.80	$188.73	$199.57
Nasdaq Composite	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
First Trust DJ Internet Index Fund	$100.00	$136.57	$128.53	$155.07	$238.20	$244.01

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014 and 2013. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data at December 31, 2012, 2011 and 2010, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2014	2013(1)(2)(3)	2012(4)	2011	2010
Consolidated Statements of Operations Data:
Revenues	$217,245	$233,614	$257,765	$310,959	$366,430
Cost of revenues	$70,871	$75,480	$78,229	$75,177	$83,731
Operating income (loss)	$(5,619)	$(55,939)	$(11,897)	$49,565	$76,187
Income (loss) from continuing operations	$(5,497)	$(101,486)	$(12,023)	$36,910	$44,338
Income from discontinued operations, net of tax	$68	$13,211	$24,239	$15,889	$8,453
Net income (loss)	$(5,429)	$(88,275)	$12,216	$52,799	$52,791
Net income (loss) attributable to common stockholders	$(5,429)	$(89,470)	$10,991	$50,760	$49,617
Income (loss) from continuing operations per common share—basic	$(0.39)	$(7.74)	$(1.03)	$2.76	$3.33
Income (loss) from continuing operations per common share—diluted	$(0.39)	$(7.74)	$(1.03)	$2.75	$3.31
Net income (loss) per common share—basic	$(0.38)	$(6.75)	$0.85	$4.02	$4.02
Net income (loss) per common share—diluted	$(0.38)	$(6.75)	$0.85	$4.01	$3.99

	December 31,
	2014	2013(3)	2012	2011	2010
Consolidated Balance Sheet Data:
Total assets	$204,896	$208,302	$1,002,299	$1,034,750	$1,035,964
Non-current liabilities	$19,898	$22,096	$326,279	$360,417	$373,394
Cash dividends declared and paid per common share	$—	$2.25	$2.80	$2.80	$2.80

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, Classmates, StayFriends, Trombi, and MyPoints. Our primary Communications segment service is Internet access. Our Content & Media segment provides social networking services and products and a loyalty marketing service. On a combined basis, our web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

        We report our businesses in two reportable segments:

Segment	Services and Products
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security, web hosting, and voice services
Content & Media	Social networking services and products and a loyalty marketing service

FTD Spin-Off Transaction

        On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, including FTD Group, Inc., "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). As a result, FTD's financial results are presented as discontinued operations in our consolidated financial statements.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts, which represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Communications or Content & Media service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One-time purchases of our services, with the exception of our free and prepaid mobile broadband service, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber because one subscriber could have several pay accounts. In addition, at any point in time, our pay account base includes customers who previously purchased prepaid mobile broadband service and have been inactive for 90 days or less, as well as a number of accounts receiving a free period of service as either a promotion or retention tool, such as the subscribers receiving our free mobile broadband service, and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key business metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account. A pay account generally becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor average monthly revenue per pay account ("ARPU"), which is calculated by dividing services revenues generated from the pay accounts of our Communications or Content & Media segment, as applicable, for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and the end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and for the Content & Media segment the average foreign currency exchange rate between the U.S. Dollar and the Euro.

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate for a period is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for that period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. For our Communications segment, our churn calculation does not include accounts canceled during the first 30 days of service other than dial-up accounts that have upgraded from free accounts, but the calculation does include customers who previously purchased prepaid mobile broadband service and, at any time during the period, reached 90 consecutive days of inactivity. A number of such accounts nevertheless will be included in our pay account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our segment churn rates are not necessarily indicative of the percentage of subscribers canceling any particular service.

        Active Accounts.    We monitor the number of active accounts among our membership base. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free dial-up Internet access and email accounts that logged on to our services at least once during the preceding 31 days. Content & Media segment active accounts are defined as the sum of all pay accounts as of the date presented; the monthly average for the period of all free accounts who have visited our domestic or international social networking websites (excluding schoolFeed, the Names Database and Yearbook app), at least once during the period; and the monthly average for the period of all loyalty marketing members who have earned or redeemed points during such period. Communications segment and Content & Media segment active accounts for six-month, nine-month and annual periods are calculated as a simple average of the quarterly active accounts for each respective segment.

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

        The table below sets forth, our consolidated revenues, segment revenues, pay accounts, segment churn, ARPU, average currency exchange rate, and segment active accounts.

	Quarter Ended					Year Ended December 31,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	2014	2013	2012
Consolidated:
Revenues (in thousands)	$54,414	$52,862	$54,600	$55,369	$62,644	$217,245	$233,614	$257,765
Communications:
Segment revenues (in thousands)	$26,001	$25,295	$26,195	$25,674	$26,929	$103,165	$100,858	$105,442
% of consolidated revenues	48%	48%	48%	46%	43%	47%	43%	41%
Pay accounts (in thousands):
Internet access	301	314	328	343	346	301	346	421
Other	189	193	197	202	207	189	207	229

Total pay accounts	490	507	525	545	553	490	553	650
Segment churn	2.8%	2.8%	3.0%	3.1%	2.7%	3.0%	2.8%	3.1%
ARPU	$11.14	$10.91	$10.72	$10.42	$9.74	$10.85	$9.37	$8.90
Segment active accounts (in millions)	1.0	1.1	1.1	1.1	1.2	1.1	1.2	1.4
Content & Media:
Segment revenues (in thousands)	$28,622	$27,789	$28,616	$29,843	$35,869	$114,870	$133,847	$153,496
% of consolidated revenues	53%	53%	52%	54%	57%	53%	57%	59%
Pay accounts (in thousands)	2,406	2,485	2,519	2,574	2,632	2,406	2,632	2,864
Segment churn	3.2%	2.8%	3.0%	3.2%	3.0%	3.1%	3.1%	3.6%
ARPU	$2.44	$2.49	$2.49	$2.49	$2.54	$2.48	$2.50	$2.49
Segment active accounts (in millions)	8.9	9.5	9.8	10.8	10.3	9.8	10.6	11.0
Average currency exchange rate: EUR to USD	1.25	1.33	1.37	1.37	1.36	1.33	1.33	1.29

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

Revenue Recognition

        We apply the provisions of Accounting Standards Codification ("ASC") 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission (the "SEC"). ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured. Revenues exclude sales taxes collected.

        Our revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale of yearbooks and yearbook reprints, including the related shipping and handling fees; the sale of mobile broadband devices and mobile phones, including the related activation fees and shipping and handling fees; and from the sale of third-party merchandise.

        Service revenues for our Communications services and social networking services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse, or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. We offer alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include payment by money order or payment through a local telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is reasonably assured.

        Advertising revenues from our Communications services and from our social networking services consist primarily of amounts from our Internet search provider that are generated as a result of users utilizing such provider's Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. We recognize such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a written contract is in place, such as a standard insertion order or a customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of our internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

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

        Our Communications products revenues are generated from the sale of mobile broadband service devices and mobile phones, including the related activation fees and shipping and handling fees, and are recognized upon delivery of such devices as this is considered a separate earnings process from the sale of Communications services. Sales of mobile broadband service devices bundled with free service plans and paid service plans, and activation fees, are allocated using the relative selling price method in accordance with the multiple-element arrangement provisions of ASC 605. The selling prices of our mobile broadband paid service plans are determined by vendor specific objective evidence, which is based upon the monthly stand-alone selling price of each plan. The selling prices of the mobile broadband service devices and free service plans are determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices. The revenues allocated to the free service plans are recognized ratably over the service period. Activation fees received upfront in excess of the amount allocated to mobile broadband devices are deferred and recognized as services revenues over the estimated service period.

        Our social networking products revenues are derived from the sale of yearbooks and yearbook reprints, including the related shipping and handling fees. Products revenues from the sale of yearbooks and yearbook reprints are recognized upon delivery to the customer. Shipping and handling fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping costs are included in cost of revenues.

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

        We operate two reportable segments, in accordance with ASC 280, Segment Reporting, and we have identified three reporting units—Communications, Classmates and MyPoints—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. The goodwill related to our acquired businesses is specific to each reporting unit and the goodwill amounts are assigned as such.

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

        We performed the annual quantitative goodwill impairment assessment for all of our reporting units in the fourth quarter of 2014. The first step of the quantitative goodwill impairment test resulted in the determination that the fair values of our Communications, Classmates and MyPoints reporting units substantially exceeded their carrying amounts, including goodwill. Accordingly, the second step was not required for these reporting units.

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

        MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate for future cancelations of points that have not yet been outstanding for 180 days. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability. A 100 basis point increase or decrease in the estimate of points that will never be redeemed would increase or decrease our member redemption liability at December 31, 2014 by approximately $32,000.

        Points in active MyPoints accounts do not expire; however, unredeemed points expire after 12 consecutive months of inactivity. For purposes of the member redemption liability, "inactive" means a lack of all of the following: email response; survey completion; profile update; and any point-earning or point-redeeming transaction. The canceling or disabling of inactive MyPoints accounts would have no impact on our consolidated financial statements, as we fully consider inactive MyPoints accounts when establishing the member redemption liability, as discussed above.

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$20,927	$22,575
Accruals for points earned	10,515	11,892
Reduction for redeemed points	(11,805)	(13,586)
Changes in allowance for points expected to expire and weighted-average cost of points	(990)	46

Ending balance	$18,647	$20,927

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

Financial Statement Presentation

Revenues

Services Revenues

        Communications services revenues consist of amounts charged to pay accounts for dial-up Internet access, mobile broadband, DSL, email, Internet security, web hosting, voice services, and other services. Content & Media services revenues primarily consist of amounts charged to pay accounts for social networking services. Our Communications and Content & Media services revenues are primarily dependent on two factors: the average number of pay accounts for a period and ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. Communications services revenues also include revenues generated from the resale of telecommunications to third parties.

Products Revenues

        Communications products revenues consist of revenues generated from the sale of mobile broadband devices to our mobile broadband customers and to our retail partners and from the sale of mobile phones, as well as the related shipping and handling fees. Content & Media products revenues consist of revenues generated from the sale of yearbooks and yearbook reprints, including the related shipping and handling fees, and from reselling third-party merchandise.

Advertising and Other Revenues

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

Cost of Revenues

        Communications cost of revenues includes telecommunications and data center costs; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and the costs associated with the sale of mobile broadband devices and mobile phones, including the related shipping and handling costs.

        Content & Media cost of revenues includes costs of points earned by members of our loyalty marketing service; costs related to the sale of gift cards; depreciation of network computers and equipment; data center costs; amortization of content purchases; fees associated with the storage and processing of customer credit cards and associated bank fees; costs related to providing customer support; personnel and overhead-related costs; costs related to third-party merchandise; costs associated with the sale of yearbooks and yearbook reprints, including the related shipping and handling costs; license fees; and domain name registration fees.

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

Results of Operations

        The following tables set forth selected historical consolidated statements of operations and segment information data, which should be read in conjunction with Critical Accounting Policies, Estimates and Assumptions, Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 7, as well as Quantitative and Qualitative Disclosures About Market Risk and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

        Consolidated statement of operations information was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$217,245	$233,614	$257,765
Operating expenses:
Cost of revenues	70,871	75,480	78,229
Sales and marketing	51,190	57,066	67,488
Technology and development	27,818	31,708	32,944
General and administrative	63,802	67,049	59,886
Amortization of intangible assets	5,625	5,433	4,950
Contingent consideration—fair value adjustment	—	(5,124)	(836)
Restructuring and other exit costs	3,558	2,501	91
Impairment of goodwill, intangible assets and long-lived assets	—	55,440	26,910

Total operating expenses	222,864	289,553	269,662

Operating loss	(5,619)	(55,939)	(11,897)
Interest income	389	261	559
Interest expense	—	(12)	—
Other income, net	506	215	258

Loss before income taxes	(4,724)	(55,475)	(11,080)
Provision for income taxes	773	46,011	943

Loss from continuing operations	(5,497)	(101,486)	(12,023)
Income from discontinued operations, net of tax	68	13,211	24,239

Net income (loss)	$(5,429)	$(88,275)	$12,216

        Information for our two reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Communications			Content & Media
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Revenues	$103,165	$100,858	$105,442	$114,870	$133,847	$153,496
Operating expenses:
Cost of revenues	40,412	33,865	33,883	23,571	31,769	35,922
Sales and marketing	14,425	16,617	18,188	36,954	41,242	49,839
Technology and development	8,259	7,419	7,532	14,655	19,058	19,552
General and administrative	10,496	10,576	10,718	24,990	18,326	21,128
Contingent consideration—fair value adjustment	—	—	—	—	(5,124)	(836)
Restructuring and other exit costs	379	—	(8)	1,961	2,501	(14)
Impairment of goodwill, intangible assets and long-lived assets	—	—	—	—	55,440	26,910

Total operating expenses	73,971	68,477	70,313	102,131	163,212	152,501

Segment income (loss) from operations	$29,194	$32,381	$35,129	$12,739	$(29,365)	$995

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$217,245	$233,614	$(16,369)	(7)%
Revenues as a percentage of total segment revenues:
Communications	47.3%	43.0%
Content & Media	52.7%	57.0%

        The decrease in consolidated revenues was primarily due to a $19.0 million decrease in revenues from our Content & Media segment, partially offset by a $2.3 million increase in revenues from our Communications segment.

Cost of Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$70,871	$75,480	$(4,609)	(6)%
Cost of revenues as a percentage of total segment cost of revenues:
Communications	63.2%	51.6%
Content & Media	36.8%	48.4%

        The decrease in consolidated cost of revenues was primarily due to an $8.2 million decrease in cost of revenues associated with our Content & Media segment and a $3.0 million decrease in depreciation and amortization expense, partially offset by a $6.5 million increase in cost of revenues associated with our Communications segment.

Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$51,190	$57,066	$(5,876)	(10)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Communications	28.1%	28.7%
Content & Media	71.9%	71.3%

        The decrease in consolidated sales and marketing expenses was primarily due to a $4.3 million decrease in sales and marketing expenses associated with our Content & Media segment and a $2.2 million decrease in sales and marketing expenses associated with our Communications segment. These decreases were partially offset by a $0.3 million increase in depreciation expense.

Technology and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Technology and development	$27,818	$31,708	$(3,890)	(12)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Communications	36.0%	28.0%
Content & Media	64.0%	72.0%

        The decrease in consolidated technology and development expenses was primarily due to a $4.4 million decrease in technology and development expenses associated with our Content & Media segment and a $0.3 million decrease in depreciation expense. These decreases were partially offset by a $0.8 million increase in technology and development expenses associated with our Communications segment.

General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$63,802	$67,049	$(3,247)	(5)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Communications	29.6%	36.6%
Content & Media	70.4%	63.4%

        The decrease in consolidated general and administrative expenses was primarily due to a $9.9 million decrease in unallocated corporate general and administrative expenses, partially offset by a $6.7 million increase in general and administrative expenses associated with our Content & Media segment.

Amortization of Intangible Assets

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$5,625	$5,433	$192	4%

        The increase in consolidated amortization of intangible assets was primarily due to a $0.5 million increase in amortization expense attributable to the acceleration of certain intangible assets associated with schoolFeed, Inc. ("schoolFeed") due to a change in strategy for that business, partially offset by a $0.4 million decrease in amortization expense associated with Classmates due to certain intangible assets becoming fully amortized in November 2014.

Contingent Consideration—Fair Value Adjustment

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$—	$(5,124)	$5,124	(100)%

        During the year ended December 31, 2013, the Company recognized a benefit of $5.1 million as a result of changes in the estimated fair value of contingent consideration related to the acquisition in June 2012 of schoolFeed, due to the restriction of certain functionality of the schoolFeed app by Facebook, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. In May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. We accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in August 2013. For the June 30, 2014 earnout period, no contingent consideration was earned. We do not currently expect any contingent consideration will be earned for the remaining earnout period ending June 30, 2015.

Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$3,558	$2,501	$1,057	42%

        Consolidated restructuring and other exit costs for the year ended December 31, 2014 included $1.6 million and $0.4 million of employee termination costs and facility closure and relocation costs, respectively, in the Content & Media segment, as well as $1.2 million of employee termination costs in unallocated corporate expenses and $0.4 million of employee termination costs in the Communications segment. These restructuring charges were a result of management's decision to streamline segment operations and increase profitability. At December 31, 2014, accrued restructuring and other exit costs totaled $0.2 million.

        Consolidated restructuring and other exit costs for the year ended December 31, 2013 included $2.3 million of employee termination costs and $0.2 million of contract termination costs recorded in our Content & Media segment.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Impairment of goodwill, intangible assets and long-lived assets	$—	$55,440	$(55,440)	(100)%

        Goodwill impairment charges totaling $55.4 million were recorded in the year ended December 31, 2013 due to a material reduction in the fair value of the Classmates reporting unit.

Interest Income

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Interest income	$389	$261	$128	49%

        The increase in consolidated interest income was primarily due to higher invested cash balances at our India subsidiary.

Interest Expense

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Interest expense	$—	$12	$(12)	(100)%

        Interest expense was immaterial for the years ended December 31, 2014 and 2013.

Other Income, Net

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income, net	$506	$215	$291	135%

        The increase in consolidated other income, net, was primarily due to an increase in realized and unrealized gains related to forward currency exchange contracts, partially offset by a decrease in gains associated with foreign exchange remeasurement.

Provision for Income Taxes

	Year Ended December 31,
	2014	2013
	(in thousands, except percentages)
Provision for income taxes	$773	$46,011
Effective income tax rate	(16.4)%	(82.9)%

        For the year ended December 31, 2014, we recorded a provision for income taxes totaling $0.8 million on a pre-tax loss totaling $4.7 million, compared to a provision for income taxes totaling $46.0 million on a pretax loss totaling $55.5 million for the year ended December 31, 2013. The change in the effective income tax rate was primarily due to the valuation allowance recorded against our domestic deferred tax assets and the effect of the goodwill impairment charge recorded in the year ended December 31, 2013.

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and ARPU)
Services	$68,727	$68,599	$128	—%
Products	6,254	3,537	2,717	77%
Advertising	28,184	28,722	(538)	(2)%

Total Communications revenues	$103,165	$100,858	$2,307	2%

ARPU	$10.85	$9.37	$1.48	16%
Average number of dial-up Internet access pay accounts	235	307	(72)	23%

        The increase in Communications revenues consisted primarily of a $2.7 million increase in products revenues driven by the sale of mobile broadband devices from higher signups and lower discounting on devices. The increase in Communications services revenues was due to an $11.3 million increase in mobile broadband services revenues driven by the increase in the number of mobile broadband subscribers, largely offset by a $10.7 million decrease in dial-up and DSL services revenues. The increase in ARPU was due to a higher percentage of mobile broadband subscribers, which have higher ARPUs, as well as an increase in mobile broadband ARPU. The decrease in advertising revenues was due to a decline in active accounts, partially offset by an increase in advertising revenues due to higher advertising rates.

Communications Cost of Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications cost of revenues	$40,412	$33,865	$6,547	19%
Communications cost of revenues as a percentage of Communications revenues	39.2%	33.6%

        The increase in Communications cost of revenues was primarily due to a $9.7 million increase in costs associated with our mobile broadband service due to increased mobile broadband subscribers. The increase was partially offset by a $1.8 million decrease in costs associated with our DSL service due to a decrease in the number of DSL subscribers, as well as a $0.7 million decrease in telecommunications costs and a $0.6 million decrease in customer support and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts. In addition, costs associated with our email and Internet security services decreased by $0.4 million. Included in the cost associated with our mobile broadband services was a provision for excess inventory and obsolescence, as well as a markdown of mobile broadband service inventory-related balances totaling $1.1 million.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications sales and marketing	$14,425	$16,617	$(2,192)	(13)%
Communications sales and marketing expenses as a percentage of Communications revenues	14.0%	16.5%

        The decrease in Communications sales and marketing expenses was primarily due to a $1.5 million decrease in mobile broadband marketing costs across Sprint's 3G Network, which expanded the potential subscriber base for mobile broadband services and a $0.5 million decrease in marketing costs associated with our dial-up services due to a decrease in demand for dial-up Internet access.

Communications Technology and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications technology and development	$8,259	$7,419	$840	11%
Communications technology and development expenses as a percentage of Communications revenues	8.0%	7.4%

        The increase in Communications technology and development expenses was due to an increase in personnel and overhead-related costs.

Communications General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications general and administrative	$10,496	$10,576	$(80)	(1)%
Communications general and administrative expenses as a percentage of Communications revenues	10.2%	10.5%

        The decrease in Communications general and administrative expenses was primarily due to a $0.8 million decrease in personnel and overhead-related costs and a $0.1 million decrease in professional services and consulting fees, largely offset by a $0.9 million increase in legal amounts recorded attributable to the mutual agreement to terminate the employment of an executive officer.

Communications Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$379	$—	$379	N/A

        Communications restructuring and other exit costs for the year ended December 31, 2014 consisted primarily of employee termination costs.

Content & Media Segment Results

Content & Media Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and ARPU)
Services	$75,180	$82,591	$(7,411)	(9)%
Products	2,546	3,136	(590)	(19)%
Advertising and other	37,144	48,120	(10,976)	(23)%

Total Content & Media revenues	$114,870	$133,847	$(18,977)	(14)%

ARPU	$2.48	$2.50	$(0.02)	(1)%
Average pay accounts	2,519	2,748	(229)	(8)%

        Content & Media advertising and other revenues decreased primarily due to a decrease in advertising revenues from our loyalty marketing services as a result of a decline in the number of direct billing partners and advertisers, as well as a decrease in loyalty marketing active accounts. In addition, advertising and other revenues decreased due to a decrease in revenues from our social networking services, as well as a decrease in gift card revenues. The decrease in Content & Media services revenues was a result of an 8% decrease in the number of average pay accounts and, to a lesser extent, a 1% decrease in ARPU. The decrease in Content & Media products revenues was primarily related to the termination, in 2013, of an agreement to sell merchandise.

Content & Media Cost of Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$23,571	$31,769	$(8,198)	(26)%
Content & Media cost of revenues as a percentage of Content & Media revenues	20.5%	23.7%

        The decrease in Content & Media cost of revenues was due to a $3.0 million decrease in costs related to the sale of gift cards, a $2.8 million decrease in cost of points earned by members of our loyalty marketing services as a result of lower revenues, a $0.8 million decrease in hosting and software-related fees, a $0.8 million decrease in personnel and overhead-related costs, a $0.6 million decrease in costs associated with the termination, in 2013, of an agreement to sell merchandise, and a $0.2 million decrease in fees associated with processing of customer credit cards and associated bank fees.

Content & Media Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$36,954	$41,242	$(4,288)	(10)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	32.2%	30.8%

        The decrease in Content & Media sales and marketing expenses was primarily due to a $2.5 million decrease in personnel and overhead-related costs due to our MyPoints restructuring initiatives, a $1.6 million decrease in costs to acquire new social networking members and a $0.2 million decrease in costs to acquire new loyalty marketing members.

Content & Media Technology and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media technology and development	$14,655	$19,058	$(4,403)	(23)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	12.8%	14.2%

        The decrease in Content & Media technology and development expenses was the result of a decrease in personnel and overhead-related costs due to our restructuring initiatives.

Content & Media General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$24,990	$18,326	$6,664	36%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	21.8%	13.7%

        The increase in Content & Media general and administrative expenses was primarily due to a $5.5 million increase in reserves for legal settlements, partially offset by a $2.8 million insurance reimbursement related to a legal settlement, which was recorded in the year ended December 31, 2013, as well as a $0.3 million increase in professional services and consulting fees. These increases were partially offset by a $1.7 million decrease in personnel and overhead-related costs and a $0.3 million decrease in bad debt expense.

Content & Media Contingent Consideration—Fair Value Adjustment

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$—	$(5,124)	$5,124	(100)%

        During the year ended December 31, 2013, the Company recognized a benefit of $5.1 million as a result of changes in the estimated fair value of contingent consideration related to the acquisition in June 2012 of schoolFeed, due to the restriction of certain functionality of the schoolFeed app by Facebook, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. In May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. We accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in August 2013. For the June 30, 2014 earnout period, no contingent consideration was earned. We do not currently expect any contingent consideration will be earned for the remaining earnout period ending June 30, 2015.

Content & Media Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$1,961	$2,501	$(540)	(22)%

        Content & Media restructuring and other exit costs for the year ended December 31, 2014 included $1.6 million of employee termination costs and $0.4 million of facility closure and relocation costs. Content & Media restructuring and other exit costs for the year ended December 31, 2013 included $2.3 million of employee termination costs and $0.2 million of contract termination costs. These restructuring and other exit costs were a result of management's initiative to improve the operational effectiveness and efficiency of the Content & Media segment, as well as profitability.

Content & Media Impairment of Goodwill, Intangible Assets and Long- Lived Assets

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media impairment of goodwill, intangible assets and long-lived assets	$—	$55,440	$(55,440)	(100)%

        Goodwill impairment charges totaling $55.4 million were recorded in the year ended December, 31, 2013 due to a material reduction in the fair value of the Classmates reporting unit.

Corporate Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Corporate revenues	$100	$145	$(45)	(31)%

        Corporate revenues for the years ended December 31, 2014 and 2013 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction, which was consummated on November 1, 2013.

Unallocated Corporate Expenses

Unallocated Corporate General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative	$26,519	$36,382	$(9,863)	(27)%

        The decrease in unallocated corporate general and administrative expenses, excluding depreciation, was primarily due to an $8.8 million decrease in transaction-related costs and a $2.3 million decrease in personnel and overhead-related costs, partially offset by a $0.8 million increase in professional services and consulting fees and $0.4 million recorded for costs related to the mutual agreement to terminate the employment of an executive officer in the year ended December 31, 2014.

Unallocated Corporate Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$1,218	$—	$1,218	N/A

        Unallocated corporate restructuring and other exit costs for the year ended December 31, 2014 consisted of employee termination costs.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$233,614	$257,765	$(24,151)	(9)%
Revenues as a percentage of total segment revenues:
Communications	43.0%	40.7%
Content & Media	57.0%	59.3%

        The decrease in consolidated revenues was primarily due to a $19.6 million decrease in revenues from our Content & Media segment and a $4.6 million decrease in revenues from our Communications segment.

Cost of Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$75,480	$78,229	$(2,749)	(4)%
Cost of revenues as a percentage of total segment cost of revenues:
Communications	51.6%	48.5%
Content & Media	48.4%	51.5%

        The decrease in consolidated cost of revenues was primarily due to a $4.2 million decrease in cost of revenues associated with our Content & Media segment, partially offset by a $1.4 million increase in depreciation and amortization expense.

Sales and Marketing

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$57,066	$67,488	$(10,422)	(15)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Communications	28.7%	26.7%
Content & Media	71.3%	73.3%

        The decrease in consolidated sales and marketing expenses was due to an $8.6 million decrease in sales and marketing expenses associated with our Content & Media segment, a $1.6 million decrease in sales and marketing expenses associated with our Communications segment and a $0.2 million decrease in depreciation expense.

Technology and Development

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Technology and development	$31,708	$32,944	$(1,236)	(4)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Communications	28.0%	27.8%
Content & Media	72.0%	72.2%

        The decrease in consolidated technology and development expenses was due to a $0.5 million decrease in technology and development expenses associated with our Content & Media segment, a $0.1 million decrease in technology and development expenses associated with our Communications segment and a $0.6 million decrease in depreciation expense.

General and Administrative

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$67,049	$59,886	$7,163	12%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Communications	36.6%	33.7%
Content & Media	63.4%	66.3%

        The increase in consolidated general and administrative expenses was primarily due to a $10.8 million increase in unallocated general and administrative corporate expenses, partially offset by a $2.8 million decrease in general and administrative expenses associated with our Content & Media segment and a $0.7 million decrease in depreciation expense.

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

        The decrease in Communications services revenues was primarily due to a 27% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 5% increase in ARPU as well as growth in mobile broadband subscribers. The increase in ARPU was due to a higher percentage of mobile broadband subscribers, which have higher ARPUs, as well as an increase in mobile broadband ARPU for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in Communications services revenues was partially offset by a $4.4 million increase in Communications advertising revenues due to higher advertising rates driven by optimization of advertising inventory and stronger market demand and a $0.5 million increase in Communications products revenues related to the sale of mobile broadband devices and the related shipping and handling fees.

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

        The decrease in Content & Media general and administrative expenses was due to a $2.8 million insurance reimbursement received in the year ended December 31, 2013 related to a legal settlement, a $1.0 million decrease in personnel and overhead-related costs, and a $1.0 million decrease in professional services and consulting fees. In addition, the decrease was due to $0.5 million of transaction-related costs related to the schoolFeed acquisition recorded in the year ended December 31, 2012. These decreases were partially offset by a $2.2 million increase in reserves for legal settlements and a $0.4 million increase in bad debt expense.

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

*
Not meaningful

        Content & Media restructuring and other exit costs included $2.3 million of employee termination costs and $0.2 million of contract termination costs. These restructuring and other exit costs were a result of management's initiative to improve the operational effectiveness and efficiency of the Content & Media segment, as well as segment profitability. At December 31, 2013, accrued restructuring and other exit costs totaled $0.2 million, which will be paid within 12 months.

Content & Media Impairment of Goodwill, Intangible Assets and Long- Lived Assets

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

Liquidity and Capital Resources

        Our summary cash flows for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$26,439	$22,361	$27,994
Net cash used for investing activities	$(12,742)	$(12,696)	$(20,562)
Net cash used for financing activities	$(1,361)	$(29,444)	$(37,128)

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

        Our total cash and cash equivalents balance increased by $10.5 million, or 15%, to $78.8 million at December 31, 2014, compared to $68.3 million at December 31, 2013.

        Net cash provided by operating activities from continuing operations increased by $4.1 million, or 18%. The increase was due to a $96.0 million reduction of losses from continuing operations and a $3.7 million favorable change in working capital, significantly offset by a $95.6 million decrease in non-cash items, which primarily consisted of a $55.4 million goodwill impairment charge recorded in the year ended December 31, 2013 and a $40.0 million decrease in deferred taxes. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities from continuing operations was relatively flat. Net cash used for investing activities from continuing operations increased due to a $1.5 million increase in purchases of property and equipment, as well as a $0.3 million increase in proceeds from sales of investments, largely offset by a $0.8 million cash payment for acquisitions paid in the year ended December 31, 2013 and a $0.3 million decrease in purchases of rights, content and intellectual property.

        Capital expenditures for the year ended December 31, 2014 totaled $12.1 million. At December 31, 2014 and December 31, 2013, we had $2.8 million and $0.4 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2015 will be in the range of $14.8 million to $16.8 million, which includes the aforementioned $2.8 million of purchases on account at December 31, 2014. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities from continuing operations decreased by $28.1 million, or 95%. The decrease was primarily due to the decision, in January 2014, to discontinue the payment of quarterly cash dividends. We paid cash dividends totaling $31.0 million in the year ended December 31, 2013. The decrease was also due to $3.4 million cash paid for contingent consideration in the year ended December 31, 2013, as well as a $1.5 million decrease in repurchases of common stock in the year ended December 31, 2014, compared to the year ended December 31, 2013. These decreases were partially offset by a $6.7 million decrease in proceeds from exercises of stock options and employee stock purchase plans, as well as a $1.1 million decrease in excess tax benefits from equity awards in the year ended December 31, 2014, compared to the year ended December 31, 2013.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. United Online, Inc.'s Board of Directors has approved and ratified the Program through December 31, 2014, which date was recently extended by the Board of Directors (in October 2014) to December 31, 2015. There were no repurchases under the Program during the years ended December 31, 2014 or 2013 and, at December 31, 2014, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the years ended December 31, 2014 and 2013 were $2.8 million and $4.3 million, respectively, for which we withheld 0.3 million and 0.3 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency, which may result in restructuring. Although restructuring efforts may reduce expenses and generate improved operating efficiencies, there can be no assurances that our restructuring efforts will be successful. In addition, past restructuring activities may not be a good indication of future restructuring opportunities, and any restructuring of our businesses may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors. We recorded restructuring and other exit costs totaling $3.6 million in the year ended December 31, 2014, which consisted of $3.2 million and $0.4 million of employee termination costs and facility closure and relocation costs, respectively. During the year ended December 31, 2014, we paid $3.6 million of restructuring and other exit costs. At December 31, 2014, accrued restructuring and other exit costs totaled $0.2 million, which will be paid within 12 months.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least for the next 12 months. We may use our existing cash balances and future cash generated from operations to fund, among other things, long-term growth initiatives, which may include optimizing our current product offerings to enhance our consumer value proposition, expanding new product development efforts to drive new revenue growth, and pursuing acquisitions, new strategic partnerships and other opportunities to expand our scope and reach; the repurchase of our common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property.

        We are now a substantially smaller company than we were prior to the consummation of the FTD Spin-Off Transaction, and we anticipate that our consolidated cash flows will be substantially lower when compared to periods prior to the FTD Spin-Off Transaction.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, long-term growth initiatives, which may include optimizing our current product offerings to enhance our consumer value proposition, expanding new product development efforts to drive new revenue growth, and pursuing new strategic partnerships and other opportunities to expand our scope and reach; the repurchase of our common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property, and may have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to pay future dividends and our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

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

Contractual Obligations

        Contractual obligations at December 31, 2014 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Member redemption liability	$18,647	$7,287	$6,419	$2,412	$2,529
Noncancelable operating leases	18,966	3,955	6,637	4,820	3,554
Purchase obligations	1,945	1,905	40	—	—
Other liabilities	8,717	8,697	10	10	—

Total	$48,275	$21,844	$13,106	$7,242	$6,083

        At December 31, 2014, we had liabilities for uncertain tax positions totaling $11.3 million, of which $7.8 million was included in other liabilities in the contractual obligations table above and, at December 31, 2014, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        In connection with the mutual agreements to terminate the employment of certain executive officers, we have cash obligations totaling approximately $0.9 million, which are included in other liabilities in the contractual obligations table above and will be paid in full by March 31, 2015.

        Commitments under letters of credit at December 31, 2014 were scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Letters of credit	$627	$162	$—	$—	$465

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

Off-Balance Sheet Arrangements

        At December 31, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        See Note 1, "Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations and cash flows.

Inflation

        Inflation did not have a material impact on our consolidated revenues and results of operations during the years ended December 31, 2014, 2013 and 2012.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        While we do not currently maintain any short-term investments, we do invest in money market funds and time deposits, which are classified as cash and cash equivalents in our consolidated balance sheets. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At December 31, 2014, we did not have any fixed or floating rate debt obligations.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At December 31, 2014, the notional value of open forward foreign currency exchange contracts accounted for as cash flow hedges totaled $1.1 million. At December 31, 2014, we had no outstanding forward foreign currency exchange contracts accounted for as net investment hedges.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency exchange contracts could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10%, the impact on accumulated other comprehensive loss would have been immaterial at December 31, 2014.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At December 31, 2014, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $1.4 million. If the U.S. dollar weakened or strengthened by 10%, the impact on other income, net, would have been immaterial for the year ended December 31, 2014.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For our Consolidated Financial Statements and Schedule II, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        The Company's internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2014, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting at December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Previously-Disclosed Material Weakness

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

        The previous material weakness in internal control over financial reporting was related to the failure to maintain effective controls over the accounting for income taxes and related disclosures. Specifically, management identified four deficiencies in internal control related to the accounting for income taxes, which individually were not determined to be material weaknesses; however, when considering these deficiencies in the aggregate, they constituted a material weakness. Management determined that these deficiencies related to the level of precision of management's review controls related to the provision for income taxes and reconciliation of tax-related balance sheet accounts. Management's review controls over the provision for income taxes, deferred taxes, income taxes payable, and liabilities for uncertain tax positions, as well as review controls related to the federal tax returns, specifically the review of the return-to-provision analysis, operated at a level of precision to prevent or detect potential material misstatements from being reported, but were not sufficient to prevent or detect individually immaterial errors that, when aggregated, could be material to the Company's financial reporting.

        We implemented changes and improvements in the internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness. Specifically, the following have been implemented:

  •
  Re-evaluated the design of income tax accounting processes and implemented new and improved processes and controls, as appropriate, including adding supplemental oversight and review; and

  •
  Strengthened the precision of the internal review process to ensure the completeness and accuracy of the accounting for income taxes, including re-training and/or hiring of personnel to operate the controls at the appropriate level of precision; and

  •
  Enhanced standardized documentation and process in the income tax provision area.

        Upon completion of our testing of the design and operating effectiveness of these new control procedures, management concluded that the previously-identified material weakness was remediated as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

        As described above, there were changes in quarter ended December 31, 2014 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is included in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is included in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is included in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is included in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is included in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

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

Signature	Title	Date

/s/ FRANCIS LOBO Francis Lobo	President, Chief Executive Officer and Director (Principal Executive Officer and Director)	March 2, 2015
/s/ EDWARD K. ZINSER Edward K. Zinser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2015
/s/ MICHELLE D. STALICK Michelle D. Stalick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	March 2, 2015
/s/ ROBERT BERGLASS Robert Berglass	Director	March 2, 2015
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	March 2, 2015

Signature	Title	Date

/s/ DENNIS HOLT Dennis Holt	Director	March 2, 2015
/s/ ANDREW D. MILLER Andrew D. Miller	Director	March 2, 2015
/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Chairman and Director	March 2, 2015
/s/ CAROL A. SCOTT Carol A. Scott	Director	March 2, 2015

EXHIBIT INDEX

				Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
2.1		Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	2.1	000-33367	11/6/2013
3.1		Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	3.1	000-33367	3/13/2014
3.2		Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	3.2	000-33367	3/13/2014
10.1	*	Form of Indemnification Agreement		10-Q	10.32	000-33367	11/10/2008
10.2	*	2001 Stock Incentive Plan		10-Q	10.2	000-33367	8/9/2007
10.3	*	2010 Incentive Compensation Plan		10-Q	10.1	000-33367	8/6/2010
10.4	*	Amended and Restated 2010 Incentive Compensation Plan (As Amended and Restated as of June 13, 2013)		10-Q	10.1	000-33367	8/5/2013
10.5	*	2010 Employee Stock Purchase Plan	X
10.6	*	2001 Supplemental Stock Incentive Plan (As Amended and Restated Effective September 26, 2001)		10-Q	10.5	000-33367	8/9/2007
10.7	*	Classmates Online, Inc. 2004 Stock Plan (Amended and Restated as of April 22, 2005)		10-Q	10.8	000-33367	5/10/2005
10.8	*	Form of Stock Option Agreement for 2001 Stock Incentive Plan		10-Q	10.3	000-33367	10/27/2004
10.9	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)		10-K	10.10	000-33367	2/28/2011

				Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
10.10	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)		10-K	10.11	000-33367	2/28/2011
10.11	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)		10-K	10.12	000-33367	2/28/2011
10.12	*	Form of Notice of Grant and Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)		10-K	10.14	000-33367	2/28/2011
10.13	*	Form of Notice of Grant and Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)		10-K	10.15	000-33367	2/28/2011
10.14	*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (officer with employment agreement)		10-K	10.16	000-33367	3/13/2014
10.15	*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (U.S. employees)		10-K	10.17	000-33367	3/13/2014
10.16	*	Form of Notice of Grant and Stock Option Agreement for Amended and Restated 2010 Incentive Compensation Plan (officer with employment agreement)		10-K	10.18	000-33367	3/13/2014
10.17	*	Amended and Restated United Online, Inc. Severance Benefit Plan (As Amended Effective May 1, 2014)		10-Q	10.2	000-33367	5/6/2014
10.18	*	Employment Agreement between the Registrant and Francis Lobo		10-K	10.21	000-33367	3/13/2014
10.19	*	Employment Agreement between the Registrant and Gail Shulman		10-K	10.22	000-33367	3/13/2014

				Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
10.20	*	Employment Agreement between the Registrant and Robert J. Taragan		10-K	10.23	000-33367	2/28/2011
10.21	*	Amendment to Employment Agreement between the Registrant and Robert J. Taragan		8-K	10.2	000-33367	1/25/2013
10.22	*	Amendment No. 2 to Employment Agreement between the Registrant and Robert J. Taragan		8-K	10.2	000-33367	7/30/2013
10.23	*	General Release and Agreement between the Registrant and Robert J. Taragan, dated as of January 5, 2015	X
10.24	*	Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		10-K	10.24	000-33367	2/28/2011
10.25	*	Amendment to Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		8-K	10.4	000-33367	1/25/2013
10.26	*	Amendment No. 2 to Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		10-K	10.28	000-33367	3/13/2014
10.27	*	General Release and Agreement between Classmates, Inc. and Harold A. Zeitz, dated May 14, 2014		10-Q	10.1	000-33367	8/18/2014
10.28	*	Offer Letter between the Registrant and Edward K. Zinser, effective May 14, 2014		10-Q	10.2	000-33367	8/18/2014
10.29	*	Employment Agreement between the Registrant and Neil P. Edwards		10-Q	10.1	000-33367	11/7/2011
10.30	*	Amendment to Employment Agreement between the Registrant and Neil P. Edwards		8-K	10.1	000-33367	1/25/2013
10.31	*	Amendment No. 2 to Employment Agreement between the Registrant and Neil P. Edwards		8-K	10.1	000-33367	7/30/2013

				Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
10.32	*	Transition and Separation Agreement between the Registrant and Neil P. Edwards		10-K	10.32	000-33367	3/13/2014
10.33	*	Consulting Agreement between the Registrant and Neil P. Edwards		10-K	10.33	000-33367	3/13/2014
10.34	*	Employment Agreement between the Registrant and Charles B. Ammann		10-K	10.23	000-33367	2/28/2011
10.35	*	Amendment to Employment Agreement between the Registrant and Charles B. Ammann		10-K	10.27	000-33367	3/4/2013
10.36	*	Amendment No. 2 to Employment Agreement between the Registrant and Charles B. Ammann		8-K	10.3	000-33367	7/30/2013
10.37	*	Transition and Separation Agreement between the Registrant and Charles B. Ammann		10-K	10.37	000-33367	3/13/2014
10.38	*	Consulting Agreement between the Registrant and Charles B. Ammann		10-K	10.38	000-33367	3/13/2014
10.39	*	Employment Agreement between the Registrant and Paul E. Jordan		10-K	10.18	000-33367	2/28/2011
10.40	*	Amendment to Employment Agreement between the Registrant and Paul E. Jordan		10-K	10.19	000-33367	3/4/2013
10.41	*	Amendment No. 2 to Employment Agreement between the Registrant and Paul E. Jordan		10-K	10.42	000-33367	3/13/2014
10.42	*	2014 Management Bonus Plan		10-Q	10.1	000-33367	5/6/2014
10.43	*	2014 Management Bonus Plan (CFO and CPO)		10-Q	10.1	000-33367	11/6/2014
10.44		Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	10.11	000-33367	5/3/2004
10.45		Office Lease between LNR Warner Center IV, LLC and United Online, Inc., dated as of May 14, 2014		8-K	10.1	000-33367	5/22/2014

				Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
10.46	*	Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.1	000-33367	11/6/2013
10.47	*	Amendment No. 1 to Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of January 2, 2014		10-K	10.49	000-33367	3/13/2014
10.48	*	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.2	000-33367	11/6/2013
10.49		Tax Sharing Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.3	000-33367	11/6/2013
21.1		List of Subsidiaries		10-K	21.1	000-33367	3/13/2014
23.1		Consent of Independent Registered Public Accounting Firm	X
24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K)	X
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		XBRL Instance Document	X

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

*
Management contract or compensatory plan or arrangement.

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United Online, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 2, 2015

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$78,795	$68,314
Accounts receivable, net of allowance of $1,326 and $1,582 at December 31, 2014 and 2013, respectively	14,509	19,145
Inventories, net	5,416	7,537
Deferred tax assets, net	265	291
Other current assets	7,780	10,033

Total current assets	106,765	105,320
Property and equipment, net	22,781	21,749
Deferred tax assets, net	1,523	1,742
Goodwill	63,014	63,035
Intangible assets, net	9,447	15,300
Other assets	1,366	1,156

Total assets	$204,896	$208,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,298	$12,641
Accrued liabilities	30,829	25,420
Member redemption liability	7,287	7,850
Deferred revenue	32,838	38,149
Deferred tax liabilities, net	33	1,124

Total current liabilities	83,285	85,184
Member redemption liability	11,360	13,077
Deferred revenue	1,915	1,764
Deferred tax liabilities, net	857	1,153
Other liabilities	5,766	6,102

Total liabilities	103,183	107,280

Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value; 42,857 shares authorized; 14,289 and 13,746 shares issued and outstanding at December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	215,302	208,299
Accumulated other comprehensive loss	(3,158)	(2,275)
Accumulated deficit	(110,432)	(105,003)

Total stockholders' equity	101,713	101,022

Total liabilities and stockholders' equity	$204,896	$208,302

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$217,245	$233,614	$257,765
Operating expenses:
Cost of revenues	70,871	75,480	78,229
Sales and marketing	51,190	57,066	67,488
Technology and development	27,818	31,708	32,944
General and administrative	63,802	67,049	59,886
Amortization of intangible assets	5,625	5,433	4,950
Contingent consideration—fair value adjustment	—	(5,124)	(836)
Restructuring and other exit costs	3,558	2,501	91
Impairment of goodwill, intangible assets and long-lived assets	—	55,440	26,910

Total operating expenses	222,864	289,553	269,662

Operating loss	(5,619)	(55,939)	(11,897)
Interest income	389	261	559
Interest expense	—	(12)	—
Other income, net	506	215	258

Loss before income taxes	(4,724)	(55,475)	(11,080)
Provision for income taxes	773	46,011	943

Loss from continuing operations	(5,497)	(101,486)	(12,023)
Income from discontinued operations, net of tax	68	13,211	24,239

Net income (loss)	$(5,429)	$(88,275)	$12,216

Income allocated to participating securities	—	(1,195)	(1,225)

Net income (loss) attributable to common stockholders	$(5,429)	$(89,470)	$10,991

Basic net income (loss) per common share:
Continuing operations	$(0.39)	$(7.74)	$(1.03)
Discontinued operations	0.01	0.99	1.88

Basic net income (loss) per common share	$(0.38)	$(6.75)	$0.85

Shares used to calculate basic net income (loss) per common share	14,115	13,261	12,924

Diluted net income (loss) per common share:
Continuing operations	$(0.39)	$(7.74)	$(1.03)
Discontinued operations	0.01	0.99	1.88

Diluted net income (loss) per common share	$(0.38)	$(6.75)	$0.85

Shares used to calculate diluted net income (loss) per common share	14,115	13,261	12,924

Dividends paid per common share	$—	$2.25	$2.80

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(5,429)	$(88,275)	$12,216
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax provision (benefit) of $—, $8 and $(560) for the years ended December 31, 2014, 2013 and 2012, respectively	(33)	13	(872)
Derivative settlement losses reclassified into earnings, net of tax benefit of $—, $126 and $108 for the years ended December 31, 2014, 2013 and 2012, respectively	(23)	205	176
Other hedges:
Changes in net gains (losses) on derivatives, net of tax provision (benefit) of $—, $39 and $(74) for the years ended December 31, 2014, 2013 and 2012, respectively	168	62	(115)
Foreign currency translation.	(995)	(2,402)	6,200

Other comprehensive income (loss)	(883)	(2,122)	5,389

Comprehensive income (loss)	$(6,312)	$(90,397)	$17,605

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	12,775	$1	$496,876	$(28,357)	$18,867	$487,387
Exercises of stock options	—	—	5	—	—	5
Issuance of common stock through employee stock purchase plan	107	—	3,008	—	—	3,008
Vesting of restricted stock units	131	—	—	—	—	—
Repurchases of common stock	—	—	(2,623)	—	—	(2,623)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,441)	—	(28,087)	(37,528)
Stock-based compensation	—	—	13,308	—	—	13,308
Tax shortfalls from equity awards	—	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	5,389	—	5,389
Net income	—	—	—	—	12,216	12,216

Balance at December 31, 2012	13,013	1	500,777	(22,968)	2,996	480,806
Exercises of stock options	271	—	5,124	—	—	5,124
Issuance of common stock through employee stock purchase plan	229	—	2,997	—	—	2,997
Vesting of restricted stock units	233	—	—	—	—	—
Repurchases of common stock	—	—	(4,290)	—	—	(4,290)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(11,258)	—	(19,724)	(30,982)
Stock-based compensation	—	—	13,569	—	—	13,569
Tax benefits from equity awards	—	—	1,526	—	—	1,526
Other comprehensive loss	—	—	—	(2,122)	—	(2,122)
Spin off of FTD Companies, Inc.	—	—	(300,146)	22,815	—	(277,331)
Net loss	—	—	—	—	(88,275)	(88,275)

Balance at December 31, 2013	13,746	1	208,299	(2,275)	(105,003)	101,022
Issuance of common stock through employee stock purchase plan	142	—	1,397	—	—	1,397
Vesting of restricted stock units	401	—	—	—	—	—
Repurchases of common stock	—	—	(2,796)	—	—	(2,796)
Stock-based compensation	—	—	8,557	—	—	8,557
Tax shortfalls from equity awards	—	—	(155)	—	—	(155)
Other comprehensive loss	—	—	—	(883)	—	(883)
Net loss	—	—	—	—	(5,429)	(5,429)

Balance at December 31, 2014	14,289	$1	$215,302	$(3,158)	$(110,432)	$101,713

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(5,429)	$(88,275)	$12,216
Less: Income from discontinued operations, net of tax	68	13,211	24,239

Loss from continuing operations	(5,497)	(101,486)	(12,023)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,915	22,718	22,304
Stock-based compensation	8,557	10,440	8,854
Provision for doubtful accounts receivable	81	357	158
Contingent consideration—fair value adjustment	—	(5,124)	(836)
Impairment of goodwill, intangible assets and long-lived assets	—	55,440	26,910
Deferred taxes, net	(1,307)	38,695	(3,396)
Tax benefits (shortfalls) from equity awards	(154)	1,563	(64)
Excess tax benefits from equity awards	(38)	(1,144)	(10)
Other, net	763	482	1,015
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivable, net	4,369	(1,898)	986
Inventories, net	982	(43)	(5,835)
Other assets	1,446	5,577	8,875
Accounts payable and accrued liabilities	5,371	2,924	(3,276)
Member redemption liability	(2,280)	(1,648)	(881)
Deferred revenue	(3,528)	(4,808)	(10,056)
Other liabilities	(2,241)	316	(4,731)

Net cash provided by operating activities from continuing operations	26,439	22,361	27,994

Cash flows from investing activities:
Purchases of property and equipment	(12,144)	(10,656)	(11,385)
Purchases of rights, content and intellectual property	(978)	(1,289)	(2,120)
Cash paid for acquisitions, net of cash acquired	—	(750)	(7,441)
Purchases of investments	(44)	(155)	(56)
Proceeds from sales of investments	394	87	440
Proceeds from sales of assets, net	30	67	—

Net cash used for investing activities from continuing operations	(12,742)	(12,696)	(20,562)

Cash flows from financing activities:
Proceeds from exercises of stock options	—	5,124	5
Proceeds from employee stock purchase plans	1,397	2,997	3,008
Repurchases of common stock	(2,796)	(4,290)	(2,623)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	—	(30,982)	(37,528)
Excess tax benefits from equity awards	38	1,144	10
Cash paid for contingent consideration	—	(3,437)	—

Net cash used for financing activities from continuing operations	(1,361)	(29,444)	(37,128)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,923)	(290)	1,038
Net cash provided by (used for) discontinued operations:
Operating activities	68	14,484	57,166
Investing activities	—	(8,999)	(10,509)
Financing activities	—	(30,054)	(17,659)
Effect of a change in cash and cash equivalents of discontinued operations	—	43,855	(20,290)

Net cash from discontinued operations	68	19,286	8,708

Change in cash and cash equivalents	10,481	(783)	(19,950)
Cash and cash equivalents, beginning of period	68,314	69,097	89,047

Cash and cash equivalents, end of period	$78,795	$68,314	$69,097

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, Classmates, StayFriends, and MyPoints. The Company reports its business in two reportable segments: Communications and Content & Media. The Company's primary Communications service is Internet access. The Company's Content & Media segment provides social networking services and products and a loyalty marketing service. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

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

Basis of Presentation

        The Company's consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

        The Company believes that its existing cash and cash equivalents and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures, and other obligations through at least the next 12 months.

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

        At December 31, 2014 and 2013, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the United States ("U.S."), Germany and India. Deposits with these institutions and firms generally exceed the amount of insurance provided on such deposits.

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

        At December 31, 2014, one customer comprised approximately 16% of the Company's consolidated accounts receivable balance. At December 31, 2013, one customer comprised approximately 11% of the Company's consolidated accounts receivable balance. For the years ended

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

December 31, 2014, 2013 and 2012, the Company did not have any individual customers that comprised more than 10% of total revenues.

        Inventories—Inventories consist of finished goods, including gift cards related to the Company's member redemption liability, mobile broadband service devices, and modems. Inventories are stated at the lower of cost or market value. Inventories are valued using the first-in-first-out ("FIFO") method. Inventories also consist of work-in-process mobile broadband service devices, which have not yet been loaded with Company firmware required for functionality. The Company's management regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, records a provision for excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount we expect to realize from the sale of certain inventory. The Company recorded charges totaling $1.1 million, $0.6 million and a $1.2 million for the markdown of mobile broadband service inventory-related balances during the years ended December 31, 2014, 2013, and 2012, respectively.

        Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer software and equipment and three to seven years for furniture and fixtures. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or seven years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's consolidated financial statements with the resulting gain or loss reflected in the Company's consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Cash Flow Hedges—The Company enters into forward foreign currency exchange contracts designated as cash flow hedges to hedge certain forecasted expense transactions occurring up to 12 months in the future and denominated in currencies other than the U.S. Dollar. The Company initially reports the gains or losses related to the effective portion of the hedges as a component of accumulated other comprehensive loss in the consolidated balance sheets and subsequently reclassifies the forward foreign currency exchange contracts' gains or losses to technology and development expenses when the hedged transactions are recorded in earnings. The Company excludes the change in the time value of the forward foreign currency exchange contracts from its assessment of their hedge effectiveness. Gains or losses related to the change in time value of the forward foreign currency exchange contracts are immediately recognized in other income, net, along with any ineffectiveness. The Company presents the cash flows from cash flow hedges in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items.

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

        Fair Value of Financial Instruments—ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). In accordance with ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature. Time deposits, which are included in cash equivalents, are valued at amortized cost, which approximates fair value. Derivative instruments are recognized in the consolidated balance sheets at their fair values based on third-party inputs. The fair values of the forward foreign currency exchange contracts are calculated based on income approach observable market inputs adjusted for counterparty risk of nonperformance. The key assumptions used in calculating the fair value of these derivative instruments are the forward foreign currency exchange rates and discount rate.

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

        Points in active MyPoints accounts do not expire; however, unredeemed points expire after 12 consecutive months of inactivity. For purposes of the member redemption liability, "inactive" means a lack of all of the following: email response; survey completion; profile update; and any point-earning or point-redeeming transaction. The canceling or disabling of inactive MyPoints accounts would have no impact on the Company's consolidated financial statements, as the Company fully considers inactive MyPoints accounts when establishing the member redemption liability, as discussed above.

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

        Revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale mobile broadband service devices and mobile phones, including the related shipping and handling fees; from the sale of yearbooks and yearbook reprints, including the related shipping and handling fees; and from the sale of third-party merchandise.

        Service revenues for the Company's Communications services and for its social networking services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include payment by money order or payment through a local telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is reasonably assured.

        Advertising revenues from the Company's Communications services and from its social networking services consist primarily of amounts from its Internet search partner that are generated as a result of users utilizing the partner's Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. The Company

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        The Company's Communications products revenues are generated from the sale of mobile broadband service devices and mobile phones, as well as the related activation fees and shipping and handling fees and are recognized upon delivery of such devices as this is considered a separate earnings process from the sale of Communications services. Sales of mobile broadband service devices bundled with free service plans and paid service plans, and activation fees, are allocated using the relative selling price method in accordance with the multiple-element arrangement provisions of ASC 605. The selling prices of the Company's mobile broadband paid service plans are determined by vendor specific objective evidence, which is based upon the monthly stand-alone selling price of each plan. The selling prices of the mobile broadband service devices and free service plans are determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices. The revenues allocated to the free service plans are recognized ratably over the service period. Activation fees received up front in excess of the amount allocated to the mobile broadband devices are deferred and recognized as service revenues over the estimated service period.

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

        The Company's social networking products revenues are derived from the sale of yearbooks and yearbook reprints, including the related shipping and handling fees. Products revenues from the sale of yearbooks and yearbook reprints are recognized upon delivery to the customer. Shipping and handling fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping costs are included in cost of revenues.

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

        Sales and Marketing—Sales and marketing expenses include expenses associated with promoting the Company's brands, services and products and with generating advertising revenues. Expenses associated with promoting the Company's brands, services and products include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. The Company has expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, public relations, sponsorships, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's services and products are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2014, 2013 and 2012 were $29.7 million, $34.1 million and $40.5 million, respectively. At December 31, 2014, and 2013, the Company did not have any prepaid advertising and promotion expenses.

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

        Software Development Costs—The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal- use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $6.8 million and $5.6 million in the years ended December 31, 2014 and 2013, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life, which is generally three years. Capitalized internal-use software is included in the computer software and equipment category within property and equipment, net, in the consolidated balance sheets.

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

        Legal Contingencies—The Company is currently involved in certain legal proceedings and investigations. The Company records liabilities related to pending matters when an unfavorable outcome is deemed probable and management can reasonably estimate the amount or range of loss. As additional information becomes available, the Company continually assesses the potential liability related to such pending matters.

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

Recent Accounting Pronouncements

        Effective January 1, 2014, the Company adopted the FASB Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC Topic No. 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The core principle of the guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. The amendments in this ASU are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this update to have a material impact on its consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendments should be applied retrospectively. The Company is currently assessing the impact of this update on its consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The core principle of the guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU No. 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect this update to have a material impact on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205- 40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The update provides GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. The amendments in this update are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect this update to have a material impact on its consolidated financial statements.

        In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805)—Pushdown Accounting. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this update became effective on November 18, 2014. After the effective date, an acquired entity could make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect this update to have a material impact on its consolidated financial statements.

2. SEGMENT INFORMATION

        Segment revenues and segment income (loss) from operations were as follows (in thousands):

	Year Ended December 31, 2014
	Communications	Content & Media	Total
Services revenues	$68,727	$75,180	$143,907
Products revenues	6,254	2,546	8,800
Advertising and other revenues	28,184	37,144	65,328

Total segment revenues	$103,165	$114,870	$218,035

Segment income from operations	$29,194	$12,739	$41,933

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2013
	Communications	Content & Media	Total
Services revenues	$68,599	$82,591	$151,190
Products revenues	3,537	3,136	6,673
Advertising and other revenues	28,722	48,120	76,842

Total segment revenues	$100,858	$133,847	$234,705

Segment income (loss) from operations	$32,381	$(29,365)	$3,016

	Year Ended December 31, 2012
	Communications	Content & Media	Total
Services revenues	$78,089	$95,119	$173,208
Products revenues	3,011	3,646	6,657
Advertising and other revenues	24,342	54,731	79,073

Total segment revenues	$105,442	$153,496	$258,938

Segment income from operations	$35,129	$995	$36,124

        A reconciliation of segment revenues to consolidated revenues was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Segment revenues:
Communications	$103,165	$100,858	$105,442
Content & Media	114,870	133,847	153,496

Total segment revenues	218,035	234,705	258,938
Corporate	100	145	—
Intersegment eliminations	(890)	(1,236)	(1,173)

Consolidated revenues	$217,245	$233,614	$257,765

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Segment operating expenses:
Communications	$73,971	$68,477	$70,313
Content & Media	102,131	163,212	152,501

Total segment operating expenses	176,102	231,689	222,814
Depreciation	13,133	14,164	15,802
Amortization of intangible assets	6,782	8,554	6,502
Unallocated corporate expenses	27,737	36,382	25,717
Intersegment eliminations	(890)	(1,236)	(1,173)

Consolidated operating expenses	$222,864	$289,553	$269,662

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating loss was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Segment income (loss) from operations:
Communications	$29,194	$32,381	$35,129
Content & Media	12,739	(29,365)	995

Total segment income from operations	41,933	3,016	36,124
Corporate revenues	100	145	—
Depreciation	(13,133)	(14,164)	(15,802)
Amortization of intangible assets	(6,782)	(8,554)	(6,502)
Unallocated corporate expenses	(27,737)	(36,382)	(25,717)

Consolidated operating loss	$(5,619)	$(55,939)	$(11,897)

        Depreciation expense by segment was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Communications	$3,006	$3,354	$4,755
Content & Media	9,666	10,496	10,805
Unallocated corporate	461	314	242

Total depreciation expense	$13,133	$14,164	$15,802

        Amortization of intangible assets was attributable to the Content & Media segment.

        Geographic revenues are attributed to countries based on the principal location of the Company's entities from which those revenues were generated. Geographic information for revenues was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$187,009	$200,349	$222,145
Germany	24,592	26,730	29,033
Europe, excluding Germany	5,644	6,535	6,587

Consolidated revenues	$217,245	$233,614	$257,765

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	December 31,
	2014	2013
United States	$20,988	$19,492
Germany	2,928	3,181
Other	231	232

Total long-lived assets	$24,147	$22,905

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Inventories, Net

        Inventories, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Work-in-process	$411	$2,096
Finished goods	5,005	5,441

Total	$5,416	$7,537

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$3,334	$5,442
Prepaid insurance	1,319	1,537
Income taxes receivable	881	399
Other	2,246	2,655

Total	$7,780	$10,033

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Computer software and equipment	$124,914	$136,029
Furniture and fixtures	8,356	11,247

	133,270	147,276
Less: accumulated depreciation and leasehold improvements amortization	(110,489)	(125,527)

Total	$22,781	$21,749

        Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $13.1 million, $14.2 million and $15.8 million, respectively.

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Employee compensation and related liabilities	$13,376	$15,246
Reserve for legal settlement	8,178	1,467
Income taxes payable	6,345	5,210
Separation payments for an executive officer	859	—
Non-income taxes payable	593	1,161
Accrued restructuring and other exit costs	206	235
Customer deposits	179	207
Other	1,093	1,894

Total	$30,829	$25,420

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Income taxes payable	$3,571	$5,367
Other	2,195	735

Total	$5,766	$6,102

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment were as follows (in thousands):

	Communications	Content & Media	Total
Balance at December 31, 2012:
Goodwill (excluding impairment charges)	$13,227	$137,173	$150,400
Accumulated impairment charges	(5,738)	(26,606)	(32,344)

Goodwill at December 31, 2012	7,489	110,567	118,056

Acquisition of the Yearbook App.	—	413	413
Impairment charge	—	(55,440)	(55,440)
Foreign currency translation	—	6	6

Balance at December 31, 2013:
Goodwill (excluding impairment charges)	13,227	137,592	150,819
Accumulated impairment charges	(5,738)	(82,046)	(87,784)

Goodwill at December 31, 2013	7,489	55,546	63,035

Foreign currency translation	—	(21)	(21)

Balance at December 31, 2014:
Goodwill (excluding impairment charges)	13,227	137,571	150,798
Accumulated impairment charges	(5,738)	(82,046)	(87,784)

Goodwill at December 31, 2014	$7,489	$55,525	$63,014

2012 Goodwill Impairment Assessment

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

2013 Goodwill Impairment Assessment

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

2014 Goodwill Impairment Assessment

        The Company performed its annual goodwill impairment assessment for all of its reporting units during the quarter ended December 31, 2014. The Company did not perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The first step of the quantitative goodwill impairment test resulted in the determination that the estimated fair values of the Company's reporting units substantially exceeded their respective carrying amounts, including goodwill. Accordingly, the second step was not required.

Intangible Assets, Net

        Intangible assets, net, consisted of the following (in thousands):

	December 31, 2014
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,203	$(101,575)	$1,628
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(25,725)	357
Software and technology	8,494	(6,996)	1,498
Rights, content and intellectual property	14,706	(8,742)	5,964

Total	$160,385	$(150,938)	$9,447

	December 31, 2013
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,357	$(99,109)	$4,248
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(23,760)	2,322
Software and technology	8,518	(6,242)	2,276
Rights, content and intellectual property	13,749	(7,295)	6,454

Total	$159,606	$(144,306)	$15,300

        Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012 was $6.8 million, $8.6 million and $6.5 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

        Estimated future intangible assets amortization expense at December 31, 2014 was as follows (in thousands):

		Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Estimated amortization of intangible assets	$9,447	$3,087	$2,820	$1,876	$836	$487	$341

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
		December 31,		December 31,
	Balance Sheet Location
		2014	2013	2014	2013
Derivative assets	Other current assets	$149	$45	$1,594	$1,187
Derivative liabilities	Accrued liabilities	$18	$49	$867	$3,773

        The effect of derivatives designated as cash flow hedging instruments on accumulated other comprehensive loss, other income, net, and technology and development expenses was as follows (in thousands):

	Change in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2014	2013	2012
Forward foreign currency exchange contracts	$(56)	$130	$62

        At December 31, 2014, the effective portion, before tax effect, of the Company's forward foreign currency exchange contracts designated as cash flow hedging instruments was $(52,000), all of which was expected to be reclassified from accumulated other comprehensive loss into the consolidated statement of operations within the next 12 months.

		Gains Recognized in Earnings on Derivatives (Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2014	2013	2012
Forward foreign currency exchange contracts	Other income, net	$118	$100	$258

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE INSTRUMENTS (Continued)

        There was no ineffectiveness related to the Company's cash flow hedging instruments in the year ended December 31, 2014. The ineffectiveness related to the Company's cash flow hedging instruments was $(8,000) and $(17,000) in the years ended December 31, 2013 and 2012, respectively.

		(Gains) Losses Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2014	2013	2012
Forward foreign currency exchange contracts	Technology and development expenses	$(23)	$323	$267

        The effect of derivative instruments designated as net investment hedging instruments on accumulated other comprehensive loss was as follows (in thousands):

	Change in Gains Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Net Investment Hedging Instruments	2014	2013	2012
Forward foreign currency exchange contracts	$168	—	—

        There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the years ended December 31, 2014, 2013 and 2012.

        The effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

		Gains (Losses) Recognized in Earnings on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location	2014	2013	2012
Forward foreign currency exchange contracts	Other income, net	$369	$44	$(75)

        For additional information related to derivative instruments, see Note 1, "Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements, Accounting Policies—Derivative Instruments".

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS

Financial Assets and Derivative Instruments

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	December 31, 2014
Description	Level 1	Level 2	Total
Assets:
Money market funds	$42,741	$—	$42,741
Time deposits	—	8,041	8,041
Derivative assets	—	149	149

Total	$42,741	$8,190	$50,931

Liabilities:
Derivative liabilities	$—	$18	$18

Total	$—	$18	$18

	Estimated Fair Value
	December 31, 2013
Description	Level 1	Level 2	Total
Assets:
Money market funds	$37,715	$—	$37,715
Time deposits	—	10,971	10,971
Derivative assets	—	45	45

Total	$37,715	$11,016	$48,731

Liabilities:
Derivative liabilities	$—	$49	$49

Total	$—	$49	$49

Classmates Goodwill

        During the quarter ended September 30, 2013, the Company recorded a preliminary goodwill impairment charge related to the Classmates reporting unit totaling $52.8 million. The Company recorded an additional $2.7 million goodwill impairment charge related to the Classmates reporting unit during the quarter ended December 31, 2013. Accordingly, such goodwill was required to be

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

measured at fair value on a non-recurring basis and, at December 31, 2013, the estimated fair value was as follows (in thousands):

Estimated Fair Value
Description	Total (Level 3)
Assets:
Classmates reporting unit goodwill	$33,032

        The Company estimated the fair value of the Classmates reporting unit using the income approach, as a meaningful base of market data was not available to use the market approach. The inputs for the fair value calculations of the reporting unit included a 4% growth rate to calculate the terminal value and a discount rate of 12%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends.

7. STOCKHOLDERS' EQUITY

Preferred Stock

        United Online, Inc. has 5.0 million shares of preferred stock authorized with a par value of $0.0001. At December 31, 2014 and 2013, United Online, Inc. had no preferred shares issued or outstanding.

Reverse Stock Split

        On October 31, 2013, United Online, Inc. effected a one-for-seven reverse stock split of shares of United Online, Inc. common stock. United Online, Inc. common stock share information and related per share amounts prior to October 31, 2013 have been adjusted to reflect the one-for-seven reverse stock split of shares of United Online, Inc.

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

Common Stock Repurchases

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. In October 2014, the Board of Directors further extended the Program through December 31, 2015. There were no repurchases under the Program during the year ended December 31, 2014 and, at December 31, 2014, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, we currently do not collect the minimum statutory withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the minimum statutory employee withholding taxes in cash. The amounts remitted in the years ended 2014, 2013, and 2012 were $2.8 million, $4.3 million, and $2.6 million, respectively, for which the Company withheld 0.3 million, 0.3 million and 0.1 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(117)	$128	$(28,368)	$(28,357)
Other comprehensive loss before reclassifications	(872)	(115)	6,200	5,213
Amounts reclassified from accumulated other comprehensive loss	176	—	—	176

Other comprehensive income	(696)	(115)	6,200	5,389

Balance at December 31, 2012	(813)	13	(22,168)	(22,968)
Other comprehensive loss before reclassifications	13	62	(2,402)	(2,327)
Amounts reclassified from accumulated other comprehensive loss	205	—	—	205

Other comprehensive loss	218	62	(2,402)	(2,122)

FTD Spin-Off Transaction	602	(75)	22,288	22,815

Balance at December 31, 2013	7	—	(2,282)	(2,275)
Other comprehensive loss before reclassifications	(33)	168	(995)	(860)
Amounts reclassified from accumulated other comprehensive loss	(23)	—	—	(23)

Other comprehensive loss	(56)	168	(995)	(883)

Balance at December 31, 2014	$(49)	$168	$(3,277)	$(3,158)

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

        Stock options granted to employees generally vest over a three- or four- year period under a variety of vesting schedules and are canceled upon termination of employment. Stock option grants expire after ten years unless canceled earlier due to termination of employment.

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

        At December 31, 2014, there were 15.8 million aggregate shares reserved for issuance and 12.2 million shares available for grant under the Plan.

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Cost of revenues	$182	$111	$231
Sales and marketing	552	716	810
Technology and development	1,107	1,319	1,545
General and administrative	6,716	8,294	6,268

Total stock-based compensation	$8,557	$10,440	$8,854

Tax benefit recognized(a)	$3,035	$3,560	$2,347

(a)
Income tax benefit is presented prior to consideration of the Company's deferred tax asset valuation allowance. See Note 9, "Income Taxes".

Restricted Stock Units

        The following table summarizes activity for restricted stock units:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2013	1,215	$11.53
Granted	430	$11.26
Vested	(652)	$11.74
Forfeited/canceled	(188)	$11.16

Nonvested at December 31, 2014	805	$11.34

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $11.26, $11.71 and $9.62, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $7.7 million, $10.8 million and $7.6 million, respectively. At December 31, 2014, the intrinsic value of nonvested restricted stock units was $11.7 million. At December 31, 2014, nonvested restricted stock units expected to vest totaled 0.8 million with an intrinsic value totaling $11.0 million. At December 31, 2014, total unrecognized compensation cost related to nonvested restricted stock units, net of expected forfeitures, was $5.8 million and was expected to be recognized over a weighted-average period of 1.0 years.

Stock Options

        The following table summarizes stock option activity:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2013	471	$17.03
Granted	906	$11.24
Forfeited/canceled	(430)	$15.29

Outstanding at December 31, 2014	947	$12.28	8.4	$2,772

Exercisable at December 31, 2014	186	$16.55	4.5	$251

Expected to vest at December 31, 2014	728	$11.23	9.3	$2,417

        The weighted-average grant date fair value of stock options granted during the year ended December 31, 2014 and 2012 was $5.39 and $2.02, respectively. The Company did not grant any stock options during the year ended December 31, 2013. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $0, $1.5 million, and $6,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2014, 2013 and 2012 was $0, $5.1 million and $5,000, respectively. Tax benefits realized from stock options exercised in the years ended December 31, 2013 was $1.2 million, prior to consideration of our deferred tax asset valuation allowance, and was immaterial for the years ended December 31, 2014 and 2012. At December 31, 2014, total unrecognized compensation cost related to unvested stock options, net of expected forfeitures, was $3.2 million and was expected to be recognized over a weighted-average period of 1.1 years.

        The fair value of stock options granted during the year ended December 31, 2014 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.87%
Expected term (in years)	5.96
Dividend yield	0%
Volatility	48.93%

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Employee Stock Purchase Plans

        In 2010, the Company adopted the 2010 Employee Stock Purchase Plan to replace the 2001 Employee Stock Purchase Plan. The Company's 2001 Employee Stock Purchase Plan expired in 2011 following the completion of the final purchase thereunder. In November 2013, the Company adopted a revised 2010 Employee Stock Purchase Plan. This plan had 1.2 million shares of the common stock reserved and available for issuance at December 31, 2014.

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

        The fair value of employee stock purchase plan shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.2%	0.2%	0.2%
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Dividend yield	1.0%	8.1%	7.6%
Volatility	43.7%	40.4%	37.4%

        The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value employee stock purchase plan shares. The Company calculates expected volatility based on historical volatility of United Online, Inc.'s common stock. The expected term represents the amount of time remaining in the 24-month offering period. The risk-free interest rate assumed in valuing the employee stock purchase plan shares is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the closing market price of United Online, Inc.'s common stock at the date of grant. At December 31, 2014, total unrecognized compensation cost related to the 2010 Employee Stock Purchase Plan was $1.1 million and was expected to be recognized over a weighted- average period of 0.7 years.

9. INCOME TAXES

        Loss from continuing operations before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(16,986)	$(70,064)	$(27,353)
Foreign	12,262	14,589	16,273

Loss before income taxes	$(4,724)	$(55,475)	$(11,080)

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The provision for income taxes from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(1,794)	$2,072	$(1,311)
State	124	1,098	584
Foreign	3,761	4,197	5,429

	2,091	7,367	4,702

Deferred:
Federal	(1,616)	39,495	(2,553)
State	32	483	(721)
Foreign	266	(1,334)	(485)

	(1,318)	38,644	(3,759)

Provision for income taxes from continuing operations	$773	$46,011	$943

        For the year ended December 31, 2014, the Company generated a domestic net operating loss. The Company recorded a federal and state current tax benefit of $1.5 million as the benefit is expected to be realized through a net operating loss carryback.

        The provision for income taxes from continuing operations reconciled to the amount computed by applying the statutory federal rate to loss from continuing operations before taxes was as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	34.0%	34.0%
State taxes, net	(9.7)	0.4	3.2
Nondeductible compensation	(17.4)	0.6	(10.7)
Deferred tax adjustment—U.K. statutory rate reduction	—	2.6	9.3
Deferred tax adjustment—federal and state rate reduction	—	(1.4)	—
Effects of foreign income	14.5	1.2	1.9
Foreign distribution	(53.0)	(7.5)	(43.8)
Foreign tax credit	—	9.5	40.6
Changes in uncertain tax positions	11.7	(1.1)	2.6
Tax effect of goodwill impairment	—	(34.0)	—
Contingent consideration—fair value adjustment	—	3.3	2.7
Indefinite-lived asset	(17.8)	(0.3)	—
Tax settlements	(5.9)	—	—
Valuation allowance	26.4	(89.8)	(41.5)
Other differences, net	(0.2)	(0.4)	(6.8)

Effective tax rate	(16.4)%	(82.9)%	(8.5)%

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and tax credit carryforwards	$38,877	$36,850
Member redemption liability	5,303	4,768
Reserve for legal settlement	2,970	528
Stock-based compensation	1,647	2,271
Amortization of acquired intangible assets	147	984
Other, net	4,465	4,217

Total gross deferred tax assets	53,409	49,618
Less: valuation allowance	(48,207)	(46,988)

Total deferred tax assets after valuation allowance	5,202	2,630

Deferred tax liabilities:
Depreciation and amortization	(4,304)	(2,874)

Total deferred tax liabilities	(4,304)	(2,874)

Net deferred tax assets (liabilities)	$898	$(244)

	December 31,
	2014	2013
Current deferred tax assets, net	$265	$291
Non-current deferred tax assets, net	1,523	1,742
Current deferred tax liabilities, net	(33)	(1,124)
Non-current deferred tax liabilities, net	(857)	(1,153)

Net deferred tax assets (liabilities)	$898	$(244)

        Realization of the net deferred tax assets is primarily dependent upon the Company having sufficient taxable income within the carryback and carryforward periods to obtain a benefit from the reversal of net deductible temporary differences, utilization of tax credit carryforwards, and utilization of net operating loss carrybacks and carryforwards for federal and state income tax purposes. The determination of whether the deferred tax assets will actually be realized is subjective and requires management's judgment and evaluation of both positive and negative evidence, including taxable income in prior carryback years, future reversals of existing taxable temporary differences, applicable tax planning strategies, and forecasts of future income, including the consideration of carryback availability as a source of taxable income to realize deferred tax assets.

        In assessing the realization of net deferred tax assets at December 31, 2014, based on the carryback availability, the Company believes that it was more likely than not that the Company will realize a benefit of $2.5 million related to its domestic deductible differences. All of the remaining domestic net deferred tax assets, excluding indefinite-lived assets, will be subject to a valuation allowance as they are not expected to be realized. Therefore, a valuation allowance totaling

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

$48.2 million for net unrealizable deferred tax assets, excluding indefinite-lived assets, was recorded at December 31, 2014.

        Subsequent to the FTD Spin-Off Transaction in the quarter ended December 31, 2013, the Company performed an extensive evaluation for a valuation allowance against its net deferred tax assets, excluding indefinite-lived assets. In its evaluation of positive and negative evidence, the Company determined that the negative evidence was more persuasive, which led the Company to record a full valuation allowance against its domestic net deferred tax assets, excluding indefinite-lived assets and net operating loss carryback. The Company had a valuation allowance totaling $48.2 million and $47.0 million at December 31, 2014 and 2013, respectively, to reduce domestic net deferred tax assets to an amount that is more likely than not to be realized in future periods. The valuation allowance relates to domestic net deferred tax assets, including federal and state net operating loss carryforwards, member redemption liability and foreign tax credit carryforwards.

        At December 31, 2014 and 2013, the Company had gross unrecognized tax benefits totaling $8.6 million and $9.0 million, respectively, of which $8.6 million and $9.0 million, respectively, would have an impact on the Company's effective income tax rate, if recognized. The effective income tax rate impact is inclusive of changes in valuation allowance resulting from recognition of previously unrecognized tax benefits. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$9,037	$4,218	$4,724
Additions for current year tax positions	119	324	263
Reductions for current year tax positions	(625)	(268)	(81)
Additions for prior year tax positions	895	5,565	625
Reductions for prior year tax positions	(737)	(440)	—
Reductions related to settlements with taxing authorities	(64)	(286)	(470)
Reductions due to lapse in statutes of limitations	—	(76)	(843)

Ending balance	$8,625	$9,037	$4,218

        The Company files income tax returns in the U.S., various state and local jurisdictions, Germany, and certain other foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service ("IRS"), certain state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2009 are generally not subject to examination by the IRS and state, local and foreign jurisdictions, except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        At December 31, 2014, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $6.4 million within the next 12 months due to audit settlements and expiration of statute of limitations.

        The Company had accrued $2.7 million and $2.8 million for interest and penalties relating to uncertain tax positions at December 31, 2014 and 2013, respectively, all of which is included in income taxes payable. The Company recognized changes in net accrued interest and penalties totaling $(0.1) million, $1.0 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        At December 31, 2014 and 2013, U.S. income taxes were not provided on $7.8 million and $7.5 million, respectively, of undistributed earnings of the Company's foreign subsidiaries because such earnings have been permanently reinvested in foreign operations. If these earnings were repatriated to the U.S., the Company would not expect to owe additional U.S. income taxes due to the utilization of net operating loss and foreign tax credit carryovers.

        For the years ended December 31, 2014, 2013 and 2012, net income tax benefits (shortfalls) attributable to stock-based compensation from continuing operations that were allocated to stockholders' equity totaled $(0.2) million, $1.3 million and $(0.4) million, respectively.

        At December 31, 2014, the Company had federal, state and foreign net operating loss carryforwards totaling $87.5 million, $54.7 million and $5.0 million, respectively. The federal net operating loss carryforwards will begin to expire in 2018, the state net operating loss carryforwards begin to expire in 2016 and the foreign net operating loss carryforwards generally have an indefinite life. These carryforwards have been adjusted to reflect the Company's estimate of limitations under Section 382 of the Internal Revenue Code of 1986, as amended. At December 31, 2014, the Company had $4.3 million of foreign tax credit carryovers, which will begin to expire in 2019. Due to the ownership change provisions under Section 382, use of a portion of the Company's domestic net operating loss and tax credit carryforwards may be limited in future periods in the event of another ownership change.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Loss from continuing operations	$(5,497)	$(101,486)	$(12,023)
Income allocated to participating securities	—	(1,195)	(1,225)

Loss from continuing operations available to common stockholders	(5,497)	(102,681)	(13,248)
Income from discontinued operations, net of tax available to common stockholders	68	13,211	24,239

Net income (loss) attributable to common stockholders	$(5,429)	$(89,470)	$10,991

Denominator:
Weighted-average common shares	14,115	13,261	12,924
Add: Dilutive effect of non-participating securities	—	—	—

Shares used to calculate diluted net income (loss) per common share	14,115	13,261	12,924

Basic net income (loss) per common share:
Continuing operations	$(0.39)	$(7.74)	$(1.03)
Discontinued operations	0.01	0.99	1.88

Basic net income (loss) per common share	$(0.38)	$(6.75)	$0.85

Diluted net income (loss) per common share:
Continuing operations	$(0.39)	$(7.74)	$(1.03)
Discontinued operations	0.01	0.99	1.88

Diluted net income (loss) per common share	$(0.38)	$(6.75)	$0.85

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the years ended December 31, 2014, 2013 and 2012 were 1.5 million, 1.1 million and 0.8 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure and Relocation Costs	Contract Termination Costs	Total
Accrued restructuring and other exit costs at December 31, 2011	$3,676	$—	$—	$3,676
Restructuring and other exit costs	91	—	—	91
Cash paid for restructuring and other exit costs	(3,699)	—	—	(3,699)

Accrued restructuring and other exit costs at December 31, 2012	68	—	—	68
Restructuring and other exit costs	2,272	—	229	2,501
Cash paid for restructuring and other exit costs	(2,105)	—	(229)	(2,334)

Accrued restructuring and other exit costs at December 31, 2013	235	—	—	235
Restructuring and other exit costs	3,191	367	—	3,558
Cash paid for restructuring and other exit costs	(3,220)	(367)	—	(3,587)

Accrued restructuring and other exit costs at December 31, 2014	$206	$—	$—	$206

        In the year ended December 31, 2013, the Company recorded restructuring and other exit costs totaling $2.5 million, consisting of $2.3 million and $0.2 million of employee termination costs and contract termination costs, respectively, in the Content & Media segment. These restructuring charges were a result of management's decision to streamline operations and increase profitability.

        In the year ended December 31, 2014, the Company recorded restructuring and other exit costs totaling $2.0 million in the Content & Media segment, consisting of $1.6 million and $0.4 million of employee termination costs and facility closure and relocation costs, respectively. In the year ended December 31, 2014, the Company recorded employee termination costs totaling $1.2 million in unallocated corporate expenses and $0.4 million in the Communications segment. These restructuring charges were a result of management's decision to streamline operations and increase profitability. At December 31, 2014, accrued restructuring and other exit costs totaled $0.2 million, which will be paid within 12 months.

12. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2014 under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Noncancelable operating leases	$18,966	$3,955	$3,871	$2,766	$2,386	$2,434	$3,554

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company leases certain office space, data centers, and office equipment under operating leases expiring at various periods through 2022. Certain of the Company's operating leases include rent holidays, as well as rent escalation provisions. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $7.5 million, $10.3 million and $11.7 million, respectively.

        In December 2010, the Company's MyPoints subsidiary entered into a sublease agreement with Blackrock, Inc., which was a five percent or more stockholder for part of the year ended December 31, 2014, and Blackrock Realty Advisors, Inc., whereby MyPoints leased office space in San Francisco, California through December 2014.

Letters of Credit

        Letters of credit are maintained pursuant to certain of the Company's lease arrangements and contractual obligations. The amounts of letters of credit are subject to change based on the terms of the related agreements. Certificates of deposit totaling $0.6 million and $0.2 million at December 31, 2014 and 2013, respectively, were maintained by the Company in connection with certain of these letters of credit and were included in other current assets and other assets in the consolidated balance sheets. Commitments under letters of credit at December 31, 2014 were scheduled to expire as follows (in thousands):

		Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Letters of credit	$627	$162	$—	$—	$—	$—	$465

Other Commitments

        At December 31, 2014, the Company had $1.9 million of purchase obligations and $8.7 million of other liabilities. At December 31, 2014, the Company had liabilities for uncertain tax positions totaling $11.3 million, of which $7.8 million, at December 31, 2014, was expected to be due in less than one year and is included in the $8.7 million of other liabilities discussed above. The Company is not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        In connection with the mutual agreements to terminate the employment of certain executive officers, the Company has cash obligations totaling approximately $0.9 million, which was included in the $8.7 million discussed above and will be paid in full by March 31, 2015.

        In the ordinary course of business, the Company may provide indemnification commitments of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities, including those arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Matters

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. In February 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark and the court entered judgment in favor of the defendants. In March 2014 plaintiff filed a notice of appeal of the judgment in favor of defendants. The plaintiff's appeal brief was filed in November 2014. Classmates' opposition brief was filed in December 2014. Plaintiff's reply brief is due to be filed in March 2015.

        In March 2014, Modern Telecom Systems LLC filed a complaint in the United States District Court for the Central District of California, Southern Division, against Juno Online Services, Inc. and NetZero, Inc. alleging infringement of certain patents relating to the commercial operation of their dial-up internet services. The complaint seeks an injunction, damages and other relief. On July 10, 2014, Juno Online Services, Inc. and NetZero, Inc. were served with the complaint. On July 23, 2014, Juno Online Services, Inc. and NetZero, Inc. were served with an amended complaint in the same matter. In November 2014, Juno Online Services, Inc. and NetZero, Inc. filed a Motion for Judgment on the Pleadings seeking dismissal of the amended complaint. The motion is scheduled to be heard in March 2015. The court has set a trial date of January 26, 2016.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, Classmates, Inc. and FTD.COM Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that currently consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington and Wisconsin. The inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors and certain auto-renewal practices of Classmates, Inc. In the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

    second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by Classmates, Inc. and FTD.COM for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group regarding a negotiated resolution. In December 2013, Classmates, Inc. and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. In February 2014, the Multistate Work Group responded to the Company's settlement offer of $2.2 million with a counter offer of (1) $17.5 million plus (2) restitution by Classmates, Inc. to a group of purchasers of its subscription services. The Multistate Work Group did not provide an explanation as to how the $17.5 million was determined or the proposed allocation of such counter offer between Classmates, Inc. and FTD.COM Inc. In addition, the Multistate Work Group did not propose a limit on the amount of such restitution. The parties continued settlement discussions and offers and in June 2014, Classmates, Inc. and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $5 million plus an additional total $1 million payment for making restitution to a group of purchasers of Classmates, Inc.'s subscription services. In July 2014 the Multistate Work Group sent Classmates, Inc. and FTD.COM a revised Consent Decree containing a demand for a cash payment of $12.5 million plus restitution to a group of purchasers of Classmates, Inc.'s subscription services up to a maximum of $5 million as part of the relief provided for. However, to the extent the restitution claims exceed $2 million, the $12.5 million payment would be reduced dollar for dollar up to a maximum credit of $3 million. In September 2014 Classmates, Inc. and FTD.COM provided the Multistate Work Group with a counter-proposal in the amount of $7 million plus a restitution payment to a group of purchasers of Classmates, Inc.'s subscription services of up to $2 million, and to the extent restitution payments to consumers total less than $2 million, then Classmates, Inc. shall remit the balance of the restitution account to the Attorneys General. In October 2014 the Multistate Work Group sent Classmates, Inc. and FTD.COM a revised Consent Decree containing a demand for a cash payment of $9 million plus restitution to a group of purchasers of Classmates, Inc.'s subscription services up to a maximum of $4 million as part of the relief provided for. The Consent Decree further provides that if Classmates, Inc.'s payments to consumers total less than $4 million, then Classmates, Inc. shall, remit the balance of the restitution account to the Attorneys General. In December 2014 Classmates, Inc. and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a payment of $8 million and restitution up to a maximum of $2.5 million. In January 2015 the Multistate Work Group responded to Classmates, Inc. and FTD.COM, Inc.'s December 2014 offer by seeking a payment from Classmates, Inc. and FTD.COM, Inc. in the amount of $8 million and restitution up to a maximum of $3 million. The Consent Decree further provides that if Classmates, Inc.'s payments to consumers total less than $3 million, then Classmates, Inc. shall, remit the balance of the restitution account to the Attorneys General. While settlement discussions are ongoing, there can be no assurances as to the terms on which the Multistate Work Group and Classmates, Inc. may agree to settle this matter (and how such settlement may affect Classmates, Inc.'s ongoing business), or that any settlement of this matter may be reached. If no settlement is reached,

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

    certain Attorneys General of the Multistate Work Group may file litigation against Classmates, Inc. and, in the event of litigation, Classmates, Inc. intends to vigorously defend itself.

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

        Prior to the completion of the FTD Spin-Off Transaction, the Company and FTD Companies, Inc. entered into a Separation and Distribution Agreement (the "Separation Agreement"). The Separation Agreement addresses, among other things, the control and settlement of certain litigation matters that relate to the Company (and certain subsidiaries) and FTD Companies, Inc. (and certain subsidiaries), including the ongoing matters relating to the Multistate Work Group. The Separation Agreement also provides for the allocation of liabilities and expenses between the Company and FTD Companies, Inc. with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims and related matters.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages; (iii) if there is uncertainty as to the outcome of pending appeals, motions, or settlements; (iv) if there are significant factual issues to be determined or resolved; and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2014, the Company had reserves totaling $8.2 million for estimated losses related to certain of the matters noted above. With respect to the legal matters described above, excluding the Multistate Work Group's inquiry of Classmates, Inc., the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

13. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest	$—	$7,762	$12,942
Cash paid for income taxes, net	$3,412	$13,599	$14,226

        At December 31, 2014 and 2013 non-cash investing items from continuing operations included $2.8 million and $0.4 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the Company's consolidated balance sheets. During the year ended December 31, 2013, in accordance with the FTD Spin-Off Transaction, the Company made a non-cash distribution to stockholders through a tax-free dividend, which reduced the Company's stockholders' equity by $277.3 million.

14. DISCONTINUED OPERATIONS

FTD Spin-Off Transaction

        On November 1, 2013, United Online, Inc. completed the FTD Spin-Off Transaction. Accordingly the results of operations, financial condition and cash flows of FTD Companies, Inc. have been presented as discontinued operations for all periods presented. Revenues and income from discontinued operations related to FTD Companies, Inc. were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Products and services revenues	$516,199	$613,514

Income from discontinued operations before income taxes	$17,270	$31,221
Provision for income taxes	4,059	6,982

Income from discontinued operations, net of tax	$13,211	$24,239

        The Company recorded $1.7 million and $3.4 million of transaction-related costs in the years ended December 31, 2013 and 2012, respectively, in connection with the FTD Spin-Off Transaction, which were included in discontinued operations in the consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. ACQUISITIONS

Yearbook App

        On December 5, 2013, Classmates, Inc. ("Classmates"), a subsidiary of United Online, Inc., acquired the Yearbook App for approximately $0.8 million in cash. The Yearbook App is a Facebook application that helps users find and re-connect with past classmates. The primary reason for the acquisition was to acquire the Yearbook App subscription customer relationships and developed technology, which had a total estimated fair value of $0.4 million upon acquisition. The effect of increased engagement with the Classmates website and members contributed to a purchase price in excess of the fair value of Yearbook App's net liabilities assumed and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The Yearbook App's results of operations are included in the Company's consolidated financial statements from the date of acquisition and are immaterial. The purchase price was allocated based on the estimated fair values of assets and liabilities, including identifiable intangible assets. The purchase price allocation is considered final. The weighted-average amortizable life of the acquired intangible assets is 5 years. The $0.4 million of goodwill acquired is deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

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

        During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. ACQUISITIONS (Continued)

installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

        At June 30, 2013, the Company had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in full in August 2013. There was no contingent consideration earned for the earnout period ended June 30, 2014, and the Company does not currently expect any contingent consideration will be earned for the earnout period ending June 30, 2015.

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

        The preliminary purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the Closing Date, as summarized below (in thousands). The Company believes that the recorded fair values assigned to the assets acquired and the liabilities assumed were based on reasonable assumptions. The purchase price allocation is considered final.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. ACQUISITIONS (Continued)

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

        The following unaudited pro forma information assumes the schoolFeed acquisition occurred on January 1, 2011 (in thousands):

Year Ended December 31, 2012
Revenues	$257,900
Net income	$11,730

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        In connection with the preparation of the Company's provision for income taxes for the quarter ended June 30, 2014, the Company determined that the accounting for income taxes in the prior periods needed to be revised. In addition, the revisions in the accounting for income taxes also contributed to an increase to the goodwill impairment charge recorded by its Classmates reporting unit during the quarter ended September 30, 2013. The Company's prior-period financial statements were revised in connection with the filing of the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2013, as well as the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 and September 30, 2014. The table below revises the prior-period financial statements for the quarter ended March 31, 2014, which reflects a $153,000 reduction in

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

operating loss and an $89,000 reduction in loss from continuing operations, net loss and net loss attributable to common stockholders.

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Year ended December 31, 2014:
Revenues	$54,414	$52,862	$54,600	$55,369
Cost of revenues	$17,474	$16,950	$17,120	$19,327
Operating income (loss)	$2,033	$1,336	$(399)	$(8,589)
Income (loss) from continuing operations	$6,993	$147	$(2,250)	$(10,387)
Income from discontinued operations, net of income tax	$9	$59	$—	$—
Net income (loss)	$7,002	$206	$(2,250)	$(10,387)
Net income (loss) attributable to common stockholders	$6,606	$194	$(2,250)	$(10,387)
Basic net income (loss) per common share	$0.46	$0.01	$(0.16)	$(0.75)
Diluted net income (loss) per common share	$0.46	$0.01	$(0.16)	$(0.75)

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Year ended December 31, 2013:
Revenues	$62,644	$56,239	$57,567	$57,164
Cost of revenues	$20,159	$16,974	$18,977	$19,370
Operating income (loss)	$(7,936)	$(48,111)	$890	$(782)
Income (loss) from continuing operations	$(54,390)	$(50,011)	$2,799	$116
Income (loss) from discontinued operations, net of income tax	$(913)	$275	$4,549	$9,300
Net income (loss)	$(55,303)	$(49,736)	$7,348	$9,416
Net income (loss) attributable to common stockholders	$(55,483)	$(50,115)	$6,948	$9,178
Basic net income (loss) per common share	$(4.11)	$(3.78)	$0.53	$0.70
Diluted net income (loss) per common share	$(4.11)	$(3.78)	$0.52	$0.70

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Charges Utilized (Write-offs)	Balance at End of Period
Accounts receivable allowance:
Year ended December 31, 2014	$1,582	$81	$775	$(1,112)	$1,326
Year ended December 31, 2013	$1,408	$427	$473	$(726)	$1,582
Year ended December 31, 2012	$1,957	$189	$746	$(1,484)	$1,408

Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are credited against revenues.

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2014	$46,988	$2,062	(a)	$(843	)(b)	$48,207
Year ended December 31, 2013	$6,295	$43,662	(c)	$(2,969	)(d)	$46,988
Year ended December 31, 2012	$4,781	$1,636	(e)	$(122	)(f)	$6,295

(a)
Includes the increase in valuation allowance due to adjustments to the foreign tax credit carryover balance and state net operating loss carryforwards, as well as the net domestic deferred tax assets (excluding the liability related to indefinite-lived assets), the benefit of which is not currently recognizable due to uncertainty regarding realization.

(b)
Includes the release of valuation allowance for the increase in indefinite-lived assets.

(c)
Includes the increase in valuation allowance due to foreign tax credits and federal and state net operating loss and credit carryforwards, as well as the net domestic deferred tax assets (excluding the liability related to indefinite-lived assets), the benefit of which is not currently recognizable due to uncertainty regarding realization.

(d)
Includes the release of valuation allowance for the utilization of foreign and state losses, refund of foreign tax withholdings and adjustments to the foreign tax credit carryover balance.

(e)
Includes the increase in valuation allowance due to foreign tax credits and state net operating loss and credit carryforwards, the benefit of which is not currently recognizable due to uncertainty regarding realization.

(f)
Includes the release of valuation allowance for the utilization of foreign losses.