Form 10-Q
period 2015-03-31
UNITED ONLINE INC
filed 2015-05-07
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

        There were 14,676,812 shares of the Registrant's common stock outstanding at May 1, 2015.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2015

        In this document, "United Online," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements.

These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; our strategies; our pursuit of long-term growth initiatives; our future financial performance and results, revenues, segment metrics, operating expenses, market trends, liquidity, cash flows and uses of cash, dividends, capital expenditures, depreciation and amortization, tax payments, foreign currency exchange rates, and hedging arrangements; our ability to invest in initiatives; our plans for services and products, pricing, and marketing efforts; competition; litigation and investigations and potential settlements thereof; and the impact of accounting pronouncements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from those set forth or contemplated in the forward-looking statements, including, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our estimates and assumptions only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and reported results should not be considered an indication of future performance. We undertake no obligation to update these forward-looking statements to reflect the impact of events or circumstances arising after the date hereof, unless required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$79,521	$78,795
Accounts receivable, net of allowance	11,777	14,509
Inventories, net	6,006	5,416
Deferred tax assets, net	273	265
Other current assets	7,350	7,780

Total current assets	104,927	106,765
Property and equipment, net	22,593	22,781
Deferred tax assets, net	1,386	1,523
Goodwill	62,995	63,014
Intangible assets, net	8,872	9,447
Other assets	1,310	1,366

Total assets	$202,083	$204,896

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,237	$12,298
Accrued liabilities	25,062	30,829
Member redemption liability	7,040	7,287
Deferred revenue	32,586	32,838
Deferred tax liabilities, net	34	33

Total current liabilities	78,959	83,285
Member redemption liability	10,985	11,360
Deferred revenue	1,979	1,915
Deferred tax liabilities, net	1,144	857
Other liabilities	7,112	5,766

Total liabilities	100,179	103,183

Commitments and contingencies
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	216,758	215,302
Accumulated other comprehensive loss	(3,564)	(3,158)
Accumulated deficit	(111,291)	(110,432)

Total stockholders' equity	101,904	101,713

Total liabilities and stockholders' equity	$202,083	$204,896

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2015	2014
Revenues	$49,907	$55,369
Operating expenses:
Cost of revenues	17,279	19,327
Sales and marketing	12,818	15,007
Technology and development	6,952	7,952
General and administrative	12,538	18,035
Amortization of intangible assets	482	1,381
Restructuring and other exit costs	145	2,256

Total operating expenses	50,214	63,958

Operating loss	(307)	(8,589)
Interest income	90	92
Other income, net	68	13

Loss before income taxes	(149)	(8,484)
Provision for income taxes	710	1,903

Net loss	$(859)	$(10,387)

Income allocated to participating securities	—	—

Net loss attributable to common stockholders	$(859)	$(10,387)

Basic net loss per common share	$(0.06)	$(0.75)

Shares used to calculate basic net loss per common share	14,429	13,896

Diluted net loss per common share	$(0.06)	$(0.75)

Shares used to calculate diluted net loss per common share	14,429	13,896

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Quarter Ended March 31,
	2015	2014
Net loss	$(859)	$(10,387)
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains on derivatives, net of tax provision of $0 and $19 for the quarter ended March 31, 2015 and 2014, respectively	17	27
Derivative settlement losses reclassified into earnings, net of tax benefit of $0 and $6 for the quarter ended March 31, 2015 and 2014, respectively	14	10
Other hedges:
Changes in net losses on derivatives, net of tax benefit of $0 and $2 for the quarters ended March 31, 2015 and 2014, respectively	—	(4)
Foreign currency translation	(437)	177

Other comprehensive income (loss)	(406)	210

Comprehensive loss	$(1,265)	$(10,177)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	14,289	$1	$215,302	$(3,158)	$(110,432)	$101,713
Exercise of stock options	69	—	851	—	—	851
Vesting of restricted stock units	225	—	—	—	—	—
Repurchases of common stock	—	—	(1,300)	—	—	(1,300)
Stock-based compensation	—	—	1,905	—	—	1,905
Other comprehensive loss	—	—	—	(406)	—	(406)
Net loss	—	—	—	—	(859)	(859)

Balance at March 31, 2015	14,583	$1	$216,758	$(3,564)	$(111,291)	$101,904

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(859)	$(10,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,766	5,045
Stock-based compensation	1,905	2,871
Provision for doubtful accounts receivable	(18)	(43)
Deferred taxes, net	312	702
Tax shortfalls from equity awards	—	(11)
Excess tax benefits from equity awards	—	(56)
Other, net	227	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	2,577	5,046
Inventories, net	647	1,467
Other assets	268	1,260
Accounts payable and accrued liabilities	(5,352)	(2,626)
Member redemption liability	(622)	(727)
Deferred revenue	1,083	868
Other liabilities	387	(44)

Net cash provided by operating activities	4,321	3,328

Cash flows from investing activities:
Purchases of property and equipment	(1,841)	(2,247)
Purchases of rights, content and intellectual property	(217)	(224)
Purchases of investments	—	(13)
Proceeds from sales of investments	66	10

Net cash used for investing activities	(1,992)	(2,474)

Cash flows from financing activities:
Proceeds from exercises of stock options	851	—
Repurchases of common stock	(1,300)	(2,115)
Excess tax benefits from equity awards	—	56

Net cash used for financing activities	(449)	(2,059)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,154)	190
Change in cash and cash equivalents	726	(1,015)
Cash and cash equivalents, beginning of period	78,795	68,314

Cash and cash equivalents, end of period	$79,521	$67,299

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, MyPoints, Classmates, StayFriends, and Trombi.

        Effective in the first quarter of 2015, the Company modified how it reports segment information to the Company's Chief Operating Decision Maker ("CODM") as the information regularly reviewed by the CODM had changed. As a result of the changes, the Company now reports three operating segments to the CODM, including the Communications segment, as well as separately reporting the operating results of the Commerce & Loyalty and Social Media segments (which in prior periods were reported to the CODM together as the Content & Media segment). This change has been reflected through a retroactive revision of prior-period segment information to conform to the newly-defined segment information set forth in this reporting period.

        As discussed above, the Company reports its business in three reportable segments: Communications, Commerce & Loyalty and Social Media. The Company's primary Communications service is Internet access. The Company's Commerce & Loyalty segment provides a complete web, browser and mobile shopping experience through a portfolio of apps, browser extensions and online portals and promotes commerce and user engagement from its loyalty marketing service. The Company's Social Media segment provides social networking services and products. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Seattle, Washington; Erlangen, Germany; Berlin, Germany; San Francisco, California; Schaumburg, Illinois; Fort Lee, New Jersey; and Hyderabad, India.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet at December 31, 2014 was derived from the Company's audited consolidated financial statements, filed on March 2, 2015, with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, but does not include all of the disclosures required by GAAP.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K.

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

Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company's significant accounting policies.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

September 30, 2014. The table below revises the prior-period financial statements for the quarter ended March 31, 2014:

	As Reported	Revision Adjustments	As Revised
Consolidated statements of operations data:
Technology and development	$8,105	(153)	$7,952
Total operating expenses	$64,111	(153)	$63,958
Operating loss	$(8,742)	153	$(8,589)
Loss before income taxes	$(8,637)	153	$(8,484)
Provision for income taxes	$1,839	64	$1,903
Net loss	$(10,476)	89	$(10,387)
Net loss attributable to common stockholders	$(10,476)	89	$(10,387)
Consolidated statements of comprehensive loss data:
Net loss	$(10,476)	89	$(10,387)
Foreign currency translation	$179	(2)	$177
Other comprehensive income	$212	(2)	$210
Comprehensive loss	$(10,264)	87	$(10,177)
Consolidated statement of cash flows data:
Net loss	$(10,476)	89	$(10,387)
Depreciation and amortization	5,198	(153)	5,045
Other assets	1,761	(501)	1,260
Accounts payable and accrued liabilities	(3,181)	555	(2,626)
Other liabilities	(54)	10	(44)

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendments should be applied retrospectively. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09 and issued an exposure draft with a 30-day comment period. Public entities would be permitted to elect to adopt the amendments as of the original effective date. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides GAAP guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update also provide a basis for evaluating whether a cloud computing arrangement includes a software license. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

2. SEGMENT INFORMATION

        Effective in the first quarter of 2015, the Company modified how it reports segment information to the Company's CODM as the information regularly reviewed by the CODM had changed. As a result of the changes, the Company now reports three operating segments to the CODM, including the Communications segment, as well as separately reporting the operating results of the Commerce & Loyalty and Social Media segments (which, in prior periods, were reported to the CODM together as the Content & Media segment). This change has been reflected through a retroactive revision of prior-period segment information to conform to the newly-defined segment information set forth in this reporting period.

        Segment revenues and segment income (loss) from operations were as follows (in thousands):

	Quarter Ended March 31, 2015
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$16,976	$—	$16,575	$33,551
Products revenues	1,770	—	505	2,275
Advertising and other revenues	5,518	7,145	1,679	14,342

Total segment revenues	$24,264	$7,145	$18,759	$50,168

Segment income (loss) from operations	$5,077	$(53)	$4,205	$9,229

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Quarter Ended March 31, 2014
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$17,368	$—	$19,510	$36,878
Products revenues	1,997	—	416	2,413
Advertising and other revenues	6,309	8,599	1,318	16,226

Total segment revenues	$25,674	$8,599	$21,244	$55,517

Segment income (loss) from operations	$5,519	$(1,622)	$1,766	$5,663

        A reconciliation of segment revenues to consolidated revenues was as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Segment revenues:
Communications	$24,264	$25,674
Commerce & Loyalty	7,145	8,599
Social Media	18,759	21,244

Total segment revenues	50,168	55,517
Corporate revenues	—	94
Intersegment eliminations	(261)	(242)

Consolidated revenues	$49,907	$55,369

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Segment operating expenses:
Communications	$19,187	$20,155
Commerce & Loyalty	7,198	10,221
Social Media	14,554	19,478

Total segment operating expenses	40,939	49,854
Depreciation	2,974	3,388
Amortization of intangible assets	792	1,657
Unallocated corporate expenses	5,770	9,301
Intersegment eliminations	(261)	(242)

Consolidated operating expenses	$50,214	$63,958

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating loss was as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Segment income (loss) from operations:
Communications	$5,077	$5,519
Commerce & Loyalty	(53)	(1,622)
Social Media	4,205	1,766

Total segment income from operations	9,229	5,663
Corporate revenues	—	94
Depreciation	(2,974)	(3,388)
Amortization of intangible assets	(792)	(1,657)
Unallocated corporate expenses	(5,770)	(9,301)

Consolidated operating loss	$(307)	$(8,589)

        Depreciation expense by segment was as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Communications	$768	$749
Commerce & Loyalty	352	579
Social Media	1,687	1,962
Unallocated corporate	167	98

Total depreciation expense	$2,974	$3,388

        Amortization of intangible assets by segment was as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Commerce & Loyalty	$72	$71
Social Media	720	1,586

Total amortization expense	$792	$1,657

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic revenues are attributed to countries based on the principal location of the Company's entities from which those revenues were generated. Geographic information for revenues was as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
United States	$44,155	$47,480
Germany	4,703	6,326
Europe, excluding Germany	1,049	1,563

Consolidated revenues	$49,907	$55,369

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$20,882	$20,988
Germany	2,788	2,928
Other	233	231

Total long-lived assets	$23,903	$24,147

        Segment assets are not reported to, or used by, the Company's CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Inventories, Net

        Inventories, net, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Work-in-process	$—	$411
Finished goods	6,006	5,005

Total	$6,006	$5,416

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid expenses	$3,131	$3,334
Income taxes receivable	1,050	881
Prepaid insurance	974	1,319
Other	2,195	2,246

Total	$7,350	$7,780

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Employee compensation and related liabilities	$8,497	$13,376
Reserve for legal settlements	8,345	8,178
Income taxes payable	6,612	6,345
Separation payments for an executive officer	—	859
Non-income taxes payable	666	593
Customer deposits	120	179
Accrued restructuring and other exit costs	82	206
Other	740	1,093

Total	$25,062	$30,829

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Income taxes payable	$3,670	$3,571
Other	3,442	2,195

Total	$7,112	$5,766

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains (losses) on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(49)	$168	$(3,277)	$(3,158)
Other comprehensive income (loss) before reclassifications	17	—	(437)	(420)
Amounts reclassified from accumulated other comprehensive loss	14	—	—	14

Other comprehensive income (loss)	31	—	(437)	(406)

Balance at March 31, 2015	$(18)	$168	$(3,714)	$(3,564)

        All amounts reclassified from accumulated other comprehensive loss were related to losses on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the consolidated statement of operations.

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment were as follows (in thousands):

	Communications	Commerce & Loyalty	Social Media	Total
Balance at December 31, 2014:
Goodwill (excluding impairment charges)	$13,227	$49,122	$88,449	$150,798
Accumulated impairment charges	(5,738)	(26,606)	(55,440)	(87,784)

Goodwill at December 31, 2014	7,489	22,516	33,009	63,014

Foreign currency translation	—	—	(19)	(19)

Balance at March 31, 2015:
Goodwill (excluding impairment charges)	13,227	49,122	88,430	150,779
Accumulated impairment charges	(5,738)	(26,606)	(55,440)	(87,784)

Goodwill at March 31, 2015	$7,489	$22,516	$32,990	$62,995

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets, Net

        Intangible assets, net, consisted of the following (in thousands):

	March 31, 2015
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,169	$(101,709)	$1,460
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(25,796)	286
Software and technology	8,484	(7,151)	1,333
Rights, content and intellectual property	14,909	(9,116)	5,793

Total	$160,544	$(151,672)	$8,872

	December 31, 2014
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,203	$(101,575)	$1,628
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(25,725)	357
Software and technology	8,494	(6,996)	1,498
Rights, content and intellectual property	14,706	(8,742)	5,964

Total	$160,385	$(150,938)	$9,447

        Amortization expense related to intangible assets for the quarters ended March 31, 2015 and 2014 was $0.8 million and $1.7 million, respectively.

        Estimated future intangible assets amortization expense at March 31, 2015 was as follows (in thousands):

			Year Ending December 31,
		Apr-Dec 2015
	Total		2016	2017	2018	2019	2020	Thereafter
Estimated amortization of intangible assets	$8,872	$2,350	$2,850	$1,909	$869	$518	$274	$102

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivative assets	Other current assets	$220	$149	$1,409	$1,594
Derivative liabilities	Accrued liabilities	$—	$18	$238	$867

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS

Financial Assets and Derivative Instruments

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	March 31, 2015
Description	Level 1	Level 2	Total
Assets:
Money market funds	$30,749	$—	$30,749
Time deposits	—	8,734	8,734
Derivative assets	—	220	220

Total	$30,749	$8,954	$39,703

Liabilities:
Derivative liabilities	$—	$—	$—

Total	$—	$—	$—

	Estimated Fair Value
	December 31, 2014
Description	Level 1	Level 2	Total
Assets:
Money market funds	$42,741	$—	$42,741
Time deposits	—	8,041	8,041
Derivative assets	—	149	149

Total	$42,741	$8,190	$50,931

Liabilities:
Derivative liabilities	$—	$18	$18

Total	$—	$18	$18

7. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, the Company had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. The Board of Directors extended the Program again in December 2011 (through December 31, 2012), in January 2013, (through

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

December 31, 2013), and in September 2013 (through December 31, 2014). In October 2014, the Board of Directors further extended the Program through December 31, 2015. There were no repurchases under the Program during the year ended December 31, 2014 or the quarter ended March 31, 2015 and, at March 31, 2015, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, we currently do not collect the minimum statutory withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the minimum statutory employee withholding taxes in cash. The amounts remitted in the quarters ended March 31, 2015 and 2014 were $1.3 million and $2.1 million, respectively, for which the Company withheld 0.1 million and 0.2 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended March 31,
	2015	2014
Operating expenses:
Cost of revenues	$70	$58
Sales and marketing	152	180
Technology and development	378	365
General and administrative	1,305	2,268

Total stock-based compensation	$1,905	$2,871

Restricted Stock Units

        The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2014	805
Granted	185
Vested	(318)
Forfeited/canceled	(35)

Nonvested at March 31, 2015	637

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The following table summarizes activity for stock options (in thousands):

Outstanding at December 31, 2014	947
Granted	439
Exercised	(69)
Forfeited/canceled	(83)

Outstanding at March 31, 2015	1,234

9. INCOME TAXES

        The Company's provision for income taxes for the quarter ended March 31, 2015 differed from the U.S. federal statutory tax rate of 34% primarily due to a provision for income taxes related to the Company's foreign operations, an income tax accrual related to certain goodwill assets, and a tax benefit related to an audit settlement for tax years 2009 through 2012. For the quarter ended March 31, 2015, the Company utilized the actual effective tax rate (discrete method) in determining the domestic income tax expense, rather than the annual effective tax rate method, as allowed under ASC 740-270-30-36, Income Taxes—Interim Reporting.

        The Company's tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended March 31, 2015 included an accrual of a non-cash tax expense of approximately $0.3 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, the Company does not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

        In March 2015, the Company reached an audit settlement with the Internal Revenue Service related to tax years 2009 through 2012 and, in connection with such settlement, will remit approximately $6.7 million to the Internal Revenue Service in the quarter ending June 30, 2015.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET LOSS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2015	2014
Numerator:
Net loss	$(859)	$(10,387)
Income allocated to participating securities	—	—

Net loss attributable to common stockholders	$(859)	$(10,387)

Denominator:
Weighted-average common shares	14,429	13,896
Add: Dilutive effect of non-participating securities	—	—

Shares used to calculate diluted net loss per common share	14,429	13,896

Basic net loss per common share	$(0.06)	$(0.75)

Diluted net loss per common share	$(0.06)	$(0.75)

        The diluted net loss per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarters ended March 31, 2015 and 2014 were 1.8 million and 1.7 million, respectively.

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

Employee Termination Costs
Accrued restructuring and other exit costs at December 31, 2014	$206
Restructuring and other exit costs	145
Cash paid for restructuring and other exit costs	(269)

Accrued restructuring and other exit costs at March 31, 2015	$82

        In the quarter ended March 31, 2015, the Company recorded restructuring and other exit costs totaling $0.1 million for employee termination costs in the Communications segment. These restructuring and other exit costs were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability. At March 31, 2015, accrued restructuring and other exit costs totaled $0.1 million.

        In the quarter ended March 31, 2014, the Company recorded restructuring and other exit costs totaling $2.3 million, which included $1.0 million, $0.2 million and $0.2 million of employee termination costs in the Commerce & Loyalty, Social Media and Communications segments, respectively, as well as $0.8 million of unallocated corporate employee termination costs. These restructuring charges were a

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER EXIT COSTS (Continued)

result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability.

12. CONTINGENCIES—LEGAL MATTERS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. In February 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark and the court entered judgment in favor of the defendants. In March 2014 plaintiff filed a notice of appeal of the judgment in favor of defendants. The plaintiff's appeal brief was filed in November 2014. Classmates' opposition brief was filed in December 2014. Plaintiff's reply brief was filed on March 2, 2015. Classmates' reply brief was filed on April 15, 2015.

        In March 2014, Modern Telecom Systems LLC filed a complaint in the United States District Court for the Central District of California, Southern Division, against Juno Online Services, Inc. and NetZero, Inc. alleging infringement of certain patents relating to the commercial operation of their dial-up internet services. The complaint seeks an injunction, damages and other relief. On July 10, 2014, Juno Online Services, Inc. and NetZero, Inc. were served with the complaint. On July 23, 2014, Juno Online Services, Inc. and NetZero, Inc. were served with an amended complaint in the same matter. In November 2014, Juno Online Services, Inc. and NetZero, Inc. filed a Motion for Judgment on the Pleadings seeking dismissal of the amended complaint. The motion was heard on March 2, 2015 and the court denied the motion. A status conference was held on April 20, 2015, which determined certain scheduling and that this case would not be consolidated with other cases brought by plaintiff against other defendants. The current schedule includes a trial date of late 2016.

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

    FTD.COM for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer and has since had ongoing discussions with the Multistate Work Group regarding a negotiated resolution. In addition, there have been a series of offers and counter-offers between the parties. In December 2014, Classmates, Inc. and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a payment of $8 million and providing additional restitution up to a maximum of $2.5 million. In January 2015, the Multistate Work Group provided a counter offer seeking a payment from Classmates, Inc. and FTD.COM, Inc. in the amount of $8 million and restitution by Classmates, Inc. up to a maximum of $3 million, with any restitution not paid to consumers being paid to the Attorneys General. In March 2015, Classmates, Inc. and FTD.COM, Inc. accepted the monetary terms of this counter offer, but sought additional changes to certain non-monetary provisions of the counter offer. In April 2015, the Multistate Work Group indicated that the participating Attorneys General had tentatively agreed to the changed terms requested by Classmates, Inc. and FTD.COM and that the parties could commence the process to finalize consent decrees setting forth these terms with the various states. The parties are finalizing consent decrees and anticipate that they will be signed shortly. Until final consent decrees are entered into by all of the parties, there can be no assurances as to the terms on which the Multistate Work Group and Classmates, Inc. may agree to settle this matter (and how such settlement may affect Classmates, Inc.'s ongoing business), or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against Classmates, Inc. and, in the event of litigation, Classmates, Inc. intends to vigorously defend itself.

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

        In November 2013, we consummated the separation of our company into two independent, publicly-traded companies: United Online, Inc., which continues to operate our current business segments, and FTD Companies, Inc., which includes the domestic and international operations of our former FTD segment (the "FTD Spin-Off Transaction"). Prior to the completion of the FTD Spin-Off Transaction, the Company and FTD Companies, Inc. entered into a Separation and Distribution Agreement (the "Separation Agreement"). The Separation Agreement addresses, among other things, the control and settlement of certain litigation matters that relate to the Company (and certain subsidiaries) and FTD Companies, Inc. (and certain subsidiaries), including the ongoing matters relating to the Multistate Work Group. The Separation Agreement also provides for the allocation of liabilities and expenses between the Company and FTD Companies, Inc. with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims and related matters.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages; (iii) if there is uncertainty as to the outcome of pending appeals, motions, or settlements; (iv) if there are significant factual issues to be determined or resolved; and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At March 31, 2015, the Company had reserves totaling $8.2 million for estimated losses related to certain matters described above, including the Multistate Work Group matter. With respect to the legal matters described above, excluding the Multistate Work Group's inquiry of Classmates, Inc. and the Modern Telecom Systems complaint, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, MyPoints, Classmates, StayFriends, and Trombi.

        Effective in the first quarter of 2015, we modified how we report segment information to our Chief Operating Decision Maker ("CODM") as the information regularly reviewed by the CODM had changed. As a result of the changes, we now report three operating segments to the CODM, including the Communications segment, as well as separately reporting the operating results of the Commerce & Loyalty and Social Media segments (which, in prior periods, were reported to the CODM together as the Content & Media segment). This change has been reflected through a retroactive revision of prior-period segment information to conform to the newly-defined segment information set forth in this reporting period.

        As such, we report our businesses in three reportable segments:

Segment	Services and Products
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security, web hosting, and voice services
Commerce & Loyalty	Shopping through apps, browser extensions and online portals and a loyalty marketing service
Social Media	Social networking services and products

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues in our Communications and Social Media segments are derived from selling subscriptions to consumers, who are typically billed in advance for the entire subscription term.

  •
  Products revenues.  Products revenues in our Communications segment are derived from the sale of mobile broadband devices and mobile phones, as well as the related shipping and handling fees. Products revenues in our Social Media segment are derived from the sale of yearbooks and yearbook reprints, including the related shipping and handling fees.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives in all of our segments. Commerce & Loyalty segment revenues include fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Commerce & Loyalty segment revenues also include the sale of physical gift cards and electronic gift codes.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts, which represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Communications or Social Media service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One-time purchases of our services, with the exception of our free and prepaid mobile broadband service, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber because one subscriber could have several pay accounts. In addition, at any point in time, our pay account base includes customers who previously purchased prepaid mobile broadband service and have been inactive for 90 days or less, as well as a number of accounts receiving a free period of service as either a promotion or retention tool, such as the subscribers receiving our free mobile broadband service, and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key business metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account. A pay account generally becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor average monthly revenue per pay account ("ARPU"), which is calculated by dividing services revenues generated from the pay accounts of our Communications or Social Media segment, as applicable, for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and the end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and for the Social Media segment the average foreign currency exchange rate between the U.S. Dollar and the Euro.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free dial-up Internet access and email accounts that logged on to our services at least once during the preceding 31 days. Social Media segment active accounts are defined as the sum of all pay accounts as of the date presented; the monthly average for the period of all free accounts who have visited our domestic or international social networking websites (excluding schoolFeed, the Names Database and Yearbook app), at least once during the period. Segment active accounts for six-month, nine-month and annual periods are calculated as a simple average of the quarterly active accounts for each respective segment.

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

        The pay accounts and ARPU metrics for the Social Media segment may fluctuate significantly from period to period due to various factors, including, but not limited to, the extent to which discounted pricing is offered in prior and current periods, the percentage of pay accounts being represented by international pay accounts, which, on average, have lower-priced subscription plans compared to U.S. pay accounts, and the churn rate.

        Gross Merchandise Sales.    Gross merchandise sales is the total dollar value of Commerce & Loyalty member purchases during the reporting period, excluding applicable taxes and net of refunds, directly on the MyPoints site, on third-party sites accessed through the MyPoints portal, or on other Commerce & Loyalty properties. We include the purchases and refunds that are reported by our partners on or before the 15th calendar day following the end of the reporting period, to allow our partners to report purchases completed within the reporting period. We consider this metric to be an important indicator of member engagement with our Commerce & Loyalty properties.

        The following table sets forth our key business metrics:

	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Consolidated:
Revenues (in thousands)	$49,907	$54,414	$52,862	$54,600	$55,369
Communications:
Segment revenues (in thousands)	$24,264	$26,001	$25,295	$26,195	$25,674
% of consolidated revenues	49%	48%	48%	48%	46%
Pay accounts (in thousands):
Internet access	294	301	314	328	343
Other	184	189	193	197	202

Total pay accounts	478	490	507	525	545
Segment churn	3.1%	2.8%	2.8%	3.0%	3.1%
ARPU	$11.56	$11.14	$10.91	$10.72	$10.42
Segment active accounts (in millions)	1.0	1.0	1.1	1.1	1.1
Commerce & Loyalty:
Segment revenues (in thousands)	$7,145	$9,098	$7,166	$7,355	$8,599
% of consolidated revenues	14%	17%	14%	13%	16%
Gross merchandise sales (in thousands)	50,669	68,284	47,793	47,155	47,698
Social Media:
Segment revenues (in thousands)	$18,759	$19,524	$20,623	$21,261	$21,244
% of consolidated revenues	38%	36%	39%	39%	38%
Pay accounts (in thousands)	2,386	2,406	2,485	2,519	2,574
Segment churn	3.1%	3.2%	2.8%	3.0%	3.2%
ARPU	$2.31	$2.44	$2.49	$2.49	$2.49
Segment active accounts (in millions)	8.8	8.3	8.9	9.2	10.2
Average currency exchange rate: EUR to USD	1.13	1.25	1.33	1.37	1.37

Results of Operations

        The following tables set forth selected historical consolidated statements of operations and segment information data, which should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2, as well as Quantitative and Qualitative Disclosures About Market Risk and the unaudited condensed consolidated financial statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Quarter Ended March 31, 2015 compared to Quarter Ended March 31, 2014

Consolidated Results

        Unaudited condensed consolidated statement of operations information was as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Revenues	$49,907	$55,369
Operating expenses:
Cost of revenues	17,279	19,327
Sales and marketing	12,818	15,007
Technology and development	6,952	7,952
General and administrative	12,538	18,035
Amortization of intangible assets	482	1,381
Restructuring and other exit costs	145	2,256

Total operating expenses	50,214	63,958

Operating loss	(307)	(8,589)
Interest income	90	92
Other income, net	68	13

Loss before income taxes	(149)	(8,484)
Provision for income taxes	710	1,903

Net loss	$(859)	$(10,387)

Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$49,907	$55,369	$(5,462)	(10)%
Revenues as a percentage of total segment revenues:
Communications	48.4%	46.2%
Commerce & Loyalty	14.2%	15.5%
Social Media	37.4%	38.3%

        The decrease in consolidated revenues was primarily due to a $2.5 million decrease in revenues from our Social Media segment, a $1.5 million decrease in revenues from our Commerce & Loyalty segment and a $1.4 million decrease in revenues from our Communications segment.

Cost of Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Cost of revenues	$17,279	$19,327	$(2,048)	(11)%
Cost of revenues as a percentage of total segment cost of revenues:
Communications	67.0%	61.9%
Commerce & Loyalty	21.1%	25.6%
Social Media	11.8%	12.5%

        The decrease in consolidated cost of revenues was primarily due to a $1.1 million decrease in cost of revenues associated with our Commerce & Loyalty segment, a $0.4 million decrease in depreciation and amortization expense, a $0.3 million decrease in cost of revenues associated with our Social Media segment, and a $0.2 million decrease in cost of revenues associated with our Communications segment.

Sales and Marketing

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$12,818	$15,007	$(2,189)	(15)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Communications	28.0%	28.8%
Commerce & Loyalty	17.0%	18.0%
Social Media	55.0%	53.1%

        The decrease in consolidated sales and marketing expenses was primarily due to a $0.9 million decrease in sales and marketing expenses associated with our Social Media segment, a $0.7 million decrease in sales and marketing expenses associated with our Communications segment and a $0.5 million decrease in sales and marketing expenses associated with our Commerce & Loyalty segment.

Technology and Development

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Technology and development	$6,952	$7,952	$(1,000)	(13)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Communications	42.3%	34.1%
Commerce & Loyalty	11.0%	13.1%
Social Media	46.7%	52.9%

        The decrease in consolidated technology and development expenses was primarily due to a $0.8 million decrease in technology and development expenses associated with our Social Media segment and a $0.2 million decrease in technology and development expenses associated with our Commerce & Loyalty segment.

General and Administrative

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$12,538	$18,035	$(5,497)	(30)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Communications	38.1%	27.4%
Commerce & Loyalty	16.2%	12.5%
Social Media	45.7%	60.1%

        The decrease in consolidated general and administrative expenses was primarily due to a $2.7 million decrease in unallocated corporate expenses and a $2.7 million decrease in general and administrative expenses associated with our Social Media segment.

Amortization of Intangible Assets

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$482	$1,381	$(899)	(65)%

        The decrease in consolidated amortization of intangible assets was primarily due to a decrease in amortization expense for certain intangible assets associated with our Social Media segment as these assets were fully amortized in the quarter ended December 31, 2014.

Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$145	$2,256	$(2,111)	(94)%

        Consolidated restructuring and other exit costs for the quarter ended March 31, 2015 primarily included $0.1 million of employee termination costs in our Communications segment. Consolidated restructuring and other exit costs for the quarter ended March 31, 2014 included $1.0 million, $0.2 million and $0.2 million of employee termination costs in our Commerce & Loyalty, Social Media and Communications segments, as well as $0.8 million of unallocated corporate employee termination costs.

Interest Income

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Interest income	$90	$92	$(2)	(2)%

        Interest income totaling $0.1 million remained flat for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

Other Income, Net

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Other income, net	$68	$13	$55		*

*
Not meaningful

        Other income, net, remained relatively flat for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

Provision for Income Taxes

	Quarter Ended March 31,
	2015	2014
	(in thousands, except percentages)
Provision for income taxes	$710	$1,903
Effective income tax rate	(476.5)%	(22.4)%

        For the quarter ended March 31, 2015, we utilized the actual effective tax rate (discrete method) in determining the domestic income tax expense, rather than the annual effective tax rate method, as allowed under ASC 740-270-30-36, Income Taxes—Interim Reporting. For the quarter ended March 31, 2015, we recorded a provision for income taxes totaling $0.7 million on a pre-tax loss of $0.1 million, compared to a provision for income taxes totaling $1.9 million on a pre-tax loss of $8.5 million for the quarter ended March 31, 2014. Our negative effective income tax rate of 476.5% for the quarter ended March 31, 2015 was primarily due to a provision for income taxes related to our foreign operations, an income tax accrual related to certain goodwill assets, and the impact of the valuation allowance recorded against domestic year-to-date losses, partially offset by a tax benefit related to an audit settlement for tax years 2009 through 2012. The change in our effective income tax rate for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014 was primarily due to the impact of the foreign tax provision of $0.7 million on the consolidated pre-tax loss of $0.1 million for the quarter ended March 31, 2015.

        Our tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended March 31, 2015 included an accrual of a non-cash tax expense of approximately $0.3 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, we do not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

Segment Results

        Information for our reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Communications		Commerce & Loyalty		Social Media
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2015	2014	2015	2014	2015	2014
Revenues	$24,264	$25,674	$7,145	$8,599	$18,759	$21,244
Operating expenses:
Cost of revenues	10,646	10,828	3,355	4,475	1,878	2,185
Sales and marketing	3,635	4,363	2,203	2,728	7,145	8,039
Technology and development	2,405	2,253	623	864	2,652	3,496
General and administrative	2,395	2,524	1,019	1,156	2,876	5,537
Restructuring and other exit costs	106	187	(2)	998	3	221

Total operating expenses	19,187	20,155	7,198	10,221	14,554	19,478

Segment income (loss) from operations	$5,077	$5,519	$(53)	$(1,622)	$4,205	$1,766

Communications Segment Results

Communications Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Services	$16,976	$17,368	$(392)	(2)%
Products	1,770	1,997	(227)	(11)%
Advertising	5,518	6,309	(791)	(13)%

Total Communications Revenues	$24,264	$25,674	$(1,410)	(5)%

ARPU	$11.56	$10.42	$1.14	11%
Average number of dial-up Internet access pay accounts	199	257	(58)	(23)%

        The decrease in advertising revenues was due to lower advertising rates and a decline in active accounts. The decrease in services revenues was due to a $1.8 million decrease in dial-up and DSL revenues attributed to lower dial-up and DSL subscribers, partially offset by a $1.5 million increase in mobile broadband revenues. The decrease in products revenues was due to fewer mobile broadband sign-ups during the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014 due to lower acquisition spend.

Communications Cost of Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications cost of revenues	$10,646	$10,828	$(182)	(2)%
Communications cost of revenues as a percentage of Communications revenues	43.9%	42.2%

        The decrease in Communications cost of revenues was primarily due to a $0.6 million decrease in costs associated with our DSL and dial-up services attributable to lower DSL and dial-up services subscribers, partially offset by a $0.4 million markdown of mobile broadband service inventory-related balances recorded in the quarter ended March 31, 2015.

Communications Sales and Marketing

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications sales and marketing	$3,635	$4,363	$(728)	(17)%
Communications sales and marketing expenses as a percentage of Communications revenues	15.0%	17.0%

        The decrease in Communications sales and marketing expenses was primarily due to a $0.5 million decrease in mobile broadband marketing costs associated with the expanded potential subscriber base for mobile broadband services across Sprint's 3G and 4G LTE Networks.

Communications Technology and Development

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications technology and development	$2,405	$2,253	$152	7%
Communications technology and development expenses as a percentage of Communications revenues	9.9%	8.8%

        The increase in Communications technology and development expenses was due to an increase in personnel and overhead-related costs.

Communications General and Administrative

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,395	$2,524	$(129)	(5)%
Communications general and administrative expenses as a percentage of Communications revenues	9.9%	9.8%

        The decrease in Communications general and administrative expenses was primarily due to a decrease in personnel and overhead-related costs.

Communications Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$106	$187	$(81)	(43)%

        Communications restructuring and other exit costs for the quarters ended March 31, 2015 and 2014 consisted primarily of employee termination costs.

Commerce & Loyalty Segment Results

Commerce & Loyalty Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Advertising and other revenues	$7,145	$8,599	$(1,454)	(17)%

        The decrease in Commerce & Loyalty advertising and other revenues was due to a $0.6 million decrease in gift card revenues, a $0.5 million decrease in advertising revenues as a result of a decline in the number of direct billing partners and advertisers and a $0.3 million decrease in market research revenues.

Commerce & Loyalty Cost of Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty cost of revenues	$3,355	$4,475	$(1,120)	(25)%
Commerce & Loyalty cost of revenues as a percentage of Commerce & Loyalty revenues	47.0%	52.0%

        The decrease in Commerce & Loyalty cost of revenues was due to a $0.5 million decrease in costs related to the sale of gift cards, a $0.4 million decrease in personnel and overhead-related costs due to our restructuring initiatives and a $0.2 million decrease in cost of points earned by members of our loyalty marketing services as a result of lower revenues.

Commerce & Loyalty Sales and Marketing

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty sales and marketing	$2,203	$2,728	$(525)	(19)%
Commerce & Loyalty sales and marketing expenses as a percentage of Commerce & Loyalty revenues	30.8%	31.7%

        The decrease in Commerce & Loyalty sales and marketing expenses was primarily due to a $0.7 million decrease in personnel and overhead-related costs as a result of our restructuring initiatives, partially offset by a $0.2 million increase in costs to acquire new loyalty marketing members.

Commerce & Loyalty Technology and Development

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty technology and development	$623	$864	$(241)	(28)%
Commerce & Loyalty technology and development expenses as a percentage of Commerce & Loyalty revenues	8.7%	10.0%

        The decrease in Commerce & Loyalty technology and development expenses was the result of a decrease in personnel and overhead-related costs primarily due to our restructuring initiatives.

Commerce & Loyalty General and Administrative

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty general and administrative	$1,019	$1,156	$(137)	(12)%
Commerce & Loyalty general and administrative expenses as a percentage of Commerce & Loyalty revenues	14.3%	13.4%

        The decrease in Commerce & Loyalty general and administrative expenses was primarily due to a decrease in personnel and overhead-related costs due to our restructuring initiatives.

Commerce & Loyalty Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty restructuring and other exit costs	$(2)	$998	$(1,000)	(100)%

        Commerce & Loyalty restructuring and other exit costs for the quarter ended March 31, 2014 consisted of employee termination costs as a result of management's initiative to improve the operational effectiveness and efficiency of the Commerce & Loyalty segment.

Social Media Segment Results

Social Media Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Services	$16,575	$19,510	$(2,935)	(15)%
Products	505	416	89	21%
Advertising and other	1,679	1,318	361	27%

Total Social Media Revenues	$18,759	$21,244	$(2,485)	(12)%

ARPU	$2.31	$2.49	$(0.18)	(7)%
Average pay accounts	2,396	2,603	(207)	(8)%

        The decrease in services revenues was primarily due to a decrease in average pay accounts, as well as a decrease in ARPU primarily due to a weaker Euro versus the U.S. Dollar. The increase in Social Media advertising and other revenues was primarily related to the recognition, in the quarter ended March 31, 2015, of the sale of a perpetual license for certain digital yearbook content. Adjusting for the unfavorable impact of foreign currency exchange rates of $1.2 million due to a weaker Euro versus the U.S. Dollar, Social Media revenues decreased by $1.2 million, or 6%.

Social Media Cost of Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media cost of revenues	$1,878	$2,185	$(307)	(14)%
Social Media cost of revenues as a percentage of Social Media revenues	10.0%	10.3%

        The decrease in Social Media cost of revenues was primarily due to a $0.2 million decrease in personnel and overhead-related costs and a $0.1 million decrease in hosting and software-related fees. Adjusting for the favorable impact of foreign currency exchange rates of $0.1 million due to a weaker Euro versus the U.S. Dollar, Social Media cost of revenues decreased by $0.2 million, or 10%.

Social Media Sales and Marketing

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media sales and marketing	$7,145	$8,039	$(894)	(11)%
Social Media sales and marketing expenses as a percentage of Social Media revenues	38.1%	37.8%

        The decrease in Social Media sales and marketing expenses was primarily due to a $1.0 million decrease in costs to acquire new social networking members. Adjusting for the favorable impact of foreign currency exchange rates of $0.3 million due to a weaker Euro versus the U.S. Dollar, Social Media sales and marketing expenses decreased by $0.6 million, or 7%.

Social Media Technology and Development

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media technology and development	$2,652	$3,496	$(844)	(24)%
Social Media technology and development expenses as a percentage of Social Media revenues	14.1%	16.5%

        The decrease in Social Media technology and development expense was the result of a decrease in personnel and overhead-related costs due to our restructuring initiatives. Adjusting for the favorable impact of foreign currency exchange rates of $0.1 million due to a weaker Euro versus the U.S. Dollar, Social Media technology and development expenses decreased by $0.7 million, or 21%.

Social Media General and Administrative

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media general and administrative	$2,876	$5,537	$(2,661)	(48)%
Social Media general and administrative expenses as a percentage of Social Media revenues	15.3%	26.1%

        The decrease in Social Media general and administrative expenses was primarily due to a $1.3 million decrease in charges for reserves for a legal settlement, a $0.8 million decrease in professional services and consulting fees and a $0.6 million decrease in personnel and overhead-related costs. Adjusting for the favorable impact of foreign currency exchange rates of $0.2 million due to a weaker Euro versus the U.S. Dollar, Social Media general and administrative expenses decreased by $2.5 million, or 45%.

Social Media Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media restructuring and other exit costs	$3	$221	$(218)	(99)%

        Social Media restructuring and other exit costs for the quarter ended March 31, 2014 consisted of employee termination costs, which were a result of management's initiative to improve the operational effectiveness and efficiency of the Social Media segment.

Corporate Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Corporate revenues	$—	$94	$(94)	(100)%

        Corporate revenues for the quarter ended March 31, 2014 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction.

Unallocated Corporate Expenses

Unallocated Corporate General and Administrative Expenses

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative expenses	$5,732	$8,451	$(2,719)	(32)%

        The decrease in unallocated corporate general and administrative expenses, excluding depreciation, was due to a $2.2 million decrease in personnel and overhead-related costs and a $0.4 million decrease in professional services and consulting fees, as well as $0.3 million recorded for costs related to the mutual agreement to terminate the employment of an executive officer recorded in the quarter ended March 31, 2014. These decreases were partially offset by $0.2 million of transaction-related costs recorded in the quarter ended March 31, 2015.

Unallocated Corporate Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$38	$850	$(812)	(96)%

        Unallocated corporate restructuring and other exit costs for the quarter ended March 31, 2014 consisted of employee termination costs.

Liquidity and Capital Resources

Quarter Ended March 31, 2015 compared to Quarter Ended March 31, 2014

        Our total cash and cash equivalents balance increased by $0.7 million, or 1%, to $79.5 million at March 31, 2015, compared to $78.8 million at December 31, 2014. Our summary cash flows for the periods presented were as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Net cash provided by operating activities	$4,321	$3,328
Net cash used for investing activities	$(1,992)	$(2,474)
Net cash used for financing activities	$(449)	$(2,059)

        Net cash provided by operating activities increased by $1.0 million, or 30%. The increase was primarily due to a $9.5 million decrease in net loss, partially offset by a $6.3 million unfavorable change in working capital, a $1.3 million decrease in depreciation and amortization and a $1.0 million decrease in stock-based compensation. Working capital was impacted primarily by changes in accounts payable and accrued liabilities, accounts receivable and inventories. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities from continuing operations decreased by $0.5 million, or 19%. The decrease was primarily due to a $0.4 million decrease in purchases of property and equipment.

        Capital expenditures for the quarter ended March 31, 2015 totaled $1.8 million. At March 31, 2015 and December 31, 2014, we had $2.1 million and $2.8 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2015 will be in the range of $11 million to $13 million, which includes the aforementioned $2.1 million of purchases on account at March 31, 2015. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $1.6 million, or 78%. The decrease was due to a $0.9 million increase in proceeds from exercises of stock options and a $0.8 million decrease in repurchases of common stock.

        Future cash flows from financing activities may also be affected by our repurchases of shares of our common stock. Our Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. Our Board of Directors has approved and ratified the Program through December 31, 2014, which date was recently extended by the Board of Directors (in October 2014) to December 31, 2015. There were no repurchases under the Program during the quarters ended March 31, 2015 or 2014 and, at March 31, 2015, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarters ended March 31, 2015 and 2014 were $1.3 million and $2.1 million, respectively, for which we withheld 0.1 million and 0.2 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency, which may result in restructuring. Although restructuring efforts may reduce expenses and generate improved operating efficiencies, there can be no assurances that our restructuring efforts will be successful. In addition, past restructuring activities may not be a good indication of future restructuring opportunities, and any restructuring of our businesses may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors. We recorded $0.1 million of restructuring and other exit costs in the quarter ended March 31, 2015, which consisted of employee termination costs. During the quarter ended March 31, 2015, we paid $0.3 million of restructuring and other exit costs. At March 31, 2015, accrued restructuring and other exit costs totaled $0.1 million, which will be paid over the next 12 months.

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

        In March 2015, we reached an audit settlement with the Internal Revenue Service and, in connection with such settlement, we will remit approximately $6.7 million to the Internal Revenue Service in the quarter ending June 30, 2015. Additionally, as discussed in Note 12, "Contingencies—

Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, Classmates, Inc. has been cooperating with a Multistate Work Group of Attorneys General in connection with their investigations of our former post-transaction sales practices and certain other current or former business practices. Until final consent decrees are entered into by all of the parties, there can be no assurances as to the terms on which the Multistate Work Group and Classmates, Inc. may agree to settle this matter (and how such settlement may affect Classmates, Inc.'s ongoing business), or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against Classmates, Inc. and, in the event of litigation, Classmates, Inc. intends to vigorously defend itself. If consent decrees are entered into by all of the parties, we expect to remit approximately $8.2 million to the Multistate Work Group in connection with the settlement.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, future acquisitions of intangible assets, including rights, content and intellectual property, and may have a material adverse effect on our business, financial position, results of operations, and cash flows. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        There were no material changes to our contractual obligations during the quarter ended March 31, 2015, with the exception of liabilities for uncertain tax positions. At March 31, 2015, we had liabilities for uncertain tax positions totaling $5.8 million, of which $2.1 million was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

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

Off-Balance Sheet Arrangements

        At March 31, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        See Note 1, "Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        While we do not currently maintain any short-term investments, we do invest in money market funds and time deposits, which are classified as cash and cash equivalents in our consolidated balance sheets. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At March 31, 2015, we did not have any fixed or floating rate debt obligations.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At March 31, 2015, the notional value of open forward foreign currency exchange contracts accounted for as cash flow hedges totaled $0.6 million. At March 31, 2015, we did not have any open forward foreign currency exchange contracts accounted for as net investment hedges.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency exchange contracts could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10%, the impact on accumulated other comprehensive loss would be immaterial at March 31, 2015.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At March 31, 2015, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $1.0 million. If the U.S. dollar weakened or strengthened by 10%, the impact on other income, net, would have been immaterial for the quarter ended March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 12, "Contingencies—Legal Matters" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

        There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, and has been made available at www.sec.gov and at www.unitedonline.com. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2014 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. In addition, for clarity, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading additional risks relating to our Content & Media segment apply to our Commerce & Loyalty and Social Media segments, and may also apply, depending on the risk factor, to our Communications segment.

        The risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment. As of March 31, 2015, there had been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, the Company had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. The Board of Directors extended the Program again in December 2011 (through December 31, 2012), in January 2013 (through December 31, 2013), and in September 2013 (through December 31, 2014). In October 2014, the Board of Directors further extended the Program through December 31, 2015. There were no repurchases under the Program during the quarter ended March 31, 2015 and, at March 31, 2015, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended March 31, 2015 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 - January 31, 2015	—	$—	—	$80,000
February 1 - February 28, 2015	93	$13.96	—	$80,000
March 1 - March 31, 2015	—	$—	—	$80,000

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

Date: May 7, 2015	UNITED ONLINE, INC. (Registrant)
	By:	/s/ EDWARD K. ZINSER Edward K. Zinser Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 7, 2015	UNITED ONLINE, INC. (Registrant)
	By:	/s/ MICHELLE D. STALICK Michelle D. Stalick Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	000-33367	3/13/2014
3.2	Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	000-33367	3/13/2014
10.1	Change in Control Policy for Executives	X
10.2	2015 Management Bonus Plan	X
10.3	Offer Letter between the Registrant and Kesa Tsuda, dated May 27, 2014	X
10.4	Amended and Restated Offer Letter between the Registrant and Shahir Fakiri, dated March 10, 2015	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X