Form 10-Q
period 2015-06-30
UNITED ONLINE INC
filed 2015-08-06
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

        There were 14,774,031 shares of the Registrant's common stock outstanding at July 31, 2015.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2015

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

These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions or divestitures; our strategies; our pursuit of long-term growth initiatives; our future financial performance and results, revenues, segment metrics, operating expenses, market trends, liquidity, cash flows and uses of cash, dividends, capital expenditures, depreciation and amortization, tax payments, foreign currency exchange rates, and hedging arrangements; our ability to invest in initiatives; our plans for services and products, pricing, and marketing efforts; competition; litigation and investigations and potential settlements thereof; and the impact of accounting pronouncements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from those set forth or contemplated in the forward-looking statements, including, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our estimates and assumptions only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and reported results should not be considered an indication of future performance. We undertake no obligation to update these forward-looking statements to reflect the impact of events or circumstances arising after the date hereof, unless required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$75,010	$78,795
Accounts receivable, net of allowance	12,062	14,509
Inventories, net	5,989	5,416
Deferred tax assets, net	232	265
Other current assets	8,593	7,780

Total current assets	101,886	106,765
Property and equipment, net	22,698	22,781
Deferred tax assets, net	1,435	1,523
Goodwill	63,001	63,014
Intangible assets, net	8,224	9,447
Other assets	1,285	1,366

Total assets	$198,529	$204,896

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,210	$12,298
Accrued liabilities	18,920	30,829
Member redemption liability	7,018	7,287
Deferred revenue	31,858	32,838
Deferred tax liabilities, net	34	33

Total current liabilities	69,040	83,285
Member redemption liability	10,923	11,360
Deferred revenue	2,041	1,915
Deferred tax liabilities, net	1,715	857
Other liabilities	7,395	5,766

Total liabilities	91,114	103,183

Commitments and contingencies
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	219,789	215,302
Accumulated other comprehensive loss	(3,441)	(3,158)
Accumulated deficit	(108,934)	(110,432)

Total stockholders' equity	107,415	101,713

Total liabilities and stockholders' equity	$198,529	$204,896

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$50,064	$54,600	$99,971	$109,969
Operating expenses:
Cost of revenues	16,869	17,120	34,148	36,447
Sales and marketing	11,741	12,959	24,559	27,966
Technology and development	6,204	6,886	13,156	14,838
General and administrative	10,706	16,320	23,244	34,355
Amortization of intangible assets	525	1,383	1,007	2,764
Restructuring and other exit costs	822	331	967	2,587

Total operating expenses	46,867	54,999	97,081	118,957

Operating income (loss)	3,197	(399)	2,890	(8,988)
Interest income	91	99	181	191
Other income, net	2	55	70	68

Income (loss) before income taxes	3,290	(245)	3,141	(8,729)
Provision for income taxes	933	2,005	1,643	3,908

Net income (loss)	$2,357	$(2,250)	$1,498	$(12,637)

Income allocated to participating securities	(96)	—	(66)	—

Net income (loss) attributable to common stockholders	$2,261	$(2,250)	$1,432	$(12,637)

Basic net income (loss) per common share	$0.15	$(0.16)	$0.10	$(0.90)

Shares used to calculate basic net income (loss) per common share	14,663	14,130	14,547	14,014

Diluted net income (loss) per common share	$0.15	$(0.16)	$0.10	$(0.90)

Shares used to calculate diluted net income (loss) per common share	14,787	14,130	14,645	14,014

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$2,357	$(2,250)	$1,498	$(12,637)
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax provision of $0 and $0 for the quarters ended June 30, 2015 and 2014 and $0 and $19 for the six months ended June 30, 2015 and 2014, respectively	(10)	1	7	28
Derivative settlement (gains) losses reclassified into earnings, net of tax (provision) benefit of $0 and $(5) for the quarters ended June 30, 2015 and 2014 and $0 and $1 for the six months ended June 30, 2015 and 2014, respectively	25	(8)	39	2
Other hedges:
Changes in net gains on derivatives, net of tax provision of $0 and $5 for the quarters ended June 30, 2015 and 2014 and $0 and $3 for the six months ended June 30, 2015 and 2014, respectively	—	8	—	4
Foreign currency translation	108	(71)	(329)	106

Other comprehensive income (loss)	123	(70)	(283)	140

Comprehensive income (loss)	$2,480	$(2,320)	$1,215	$(12,497)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	14,289	$1	$215,302	$(3,158)	$(110,432)	$101,713
Exercise of stock options	112	—	1,341	—	—	1,341
Issuance of common stock through ESPP	94	—	936	—	—	936
Vesting of restricted stock units	240	—	—	—	—	—
Repurchases of common stock	—	—	(1,310)	—	—	(1,310)
Stock-based compensation	—	—	3,520	—	—	3,520
Other comprehensive loss	—	—	—	(283)	—	(283)
Net income	—	—	—	—	1,498	1,498

Balance at June 30, 2015	14,735	$1	$219,789	$(3,441)	$(108,934)	$107,415

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,498	$(12,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,428	10,138
Stock-based compensation	3,520	4,902
Provision for doubtful accounts receivable	18	(54)
Deferred taxes, net	903	1,188
Tax shortfalls from equity awards	—	(7)
Excess tax benefits from equity awards	—	(56)
Other, net	278	159
Changes in operating assets and liabilities:
Accounts receivable, net	2,298	5,745
Inventories, net	(925)	2,567
Other assets	(986)	533
Accounts payable and accrued liabilities	(12,213)	1,566
Member redemption liability	(707)	(1,473)
Deferred revenue	—	(869)
Other liabilities	564	(2,509)

Net cash provided by operating activities	1,676	9,193

Cash flows from investing activities:
Purchases of property and equipment	(5,293)	(5,142)
Purchases of rights, content and intellectual property	(398)	(481)
Purchases of investments	—	(36)
Proceeds from sales of investments	127	15

Net cash used for investing activities	(5,564)	(5,644)

Cash flows from financing activities:
Proceeds from exercises of stock options	1,287	—
Proceeds from employee stock purchase plan	936	826
Repurchases of common stock	(1,310)	(2,358)
Excess tax benefits from equity awards	—	56

Net cash provided by (used for) financing activities	913	(1,476)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(810)	41
Change in cash and cash equivalents	(3,785)	2,114
Cash and cash equivalents, beginning of period	78,795	68,314

Cash and cash equivalents, end of period	$75,010	$70,428

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

        Effective in the first quarter of 2015, the Company modified how it reports segment information to the Company's Chief Operating Decision Maker ("CODM") because the information regularly reviewed by the CODM had changed. As a result of the changes, the Company now reports three operating segments to the CODM, including the Communications segment, as well as separately reporting the operating results of the Commerce & Loyalty and Social Media segments (which in prior periods were reported to the CODM together as the Content & Media segment). This change has been reflected through a retroactive revision of prior-period segment information to conform to the newly-defined segment information.

        As discussed above, the Company reports its business in three reportable segments: Communications, Commerce & Loyalty and Social Media. The Company's primary Communications service is Internet access. The Company's Commerce & Loyalty segment promotes commerce and user engagement through its loyalty marketing service and provides a complete web, browser and mobile shopping experience through a portfolio of apps, browser extensions and online portals. The Company's Social Media segment provides social networking services and products. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Seattle, Washington; Erlangen, Germany; Berlin, Germany; San Francisco, California; Schaumburg, Illinois; Fort Lee, New Jersey; and Hyderabad, India.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet at December 31, 2014 was derived from the Company's audited consolidated financial statements, filed on March 2, 2015, with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, but does not include all of the disclosures required by GAAP.

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

        The Company believes that its existing cash and cash equivalents and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next 12 months.

Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company's significant accounting policies.

Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The core principle of the guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. The amendments in this ASU are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted the standard with no material impact on its consolidated financial statements.

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendments should be applied retrospectively. In July 2015, the FASB approved a one-year deferral of the effective date with early adoption permitted. The Company intends to adopt the standard effective January 1, 2018 and is currently assessing the impact of this update on its consolidated financial statements.

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

        In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. The update contains amendments that will affect a wide variety of topics in the Codification. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company does not expect this update to have a material impact on its consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this update on its consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

        Effective in the first quarter of 2015, the Company modified how it reports segment information to the Company's CODM as the information regularly reviewed by the CODM had changed. As a result of the changes, the Company now reports three operating segments to the CODM, including the Communications segment, as well as separately reporting the operating results of the Commerce & Loyalty and Social Media segments (which, in prior periods, were reported to the CODM together as the Content & Media segment). This change has been reflected through a retroactive revision of prior-period segment information to conform to the newly-defined segment information.

        Segment revenues and segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) were as follows (in thousands):

	Quarter Ended June 30, 2015
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$16,415	$—	$16,619	$33,034
Products revenues	1,005	—	992	1,997
Advertising and other revenues	5,788	8,260	1,244	15,292

Total segment revenues	$23,208	$8,260	$18,855	$50,323

Segment income from operations	$6,382	$56	$4,680	$11,118

	Quarter Ended June 30, 2014
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$17,409	$—	$19,082	$36,491
Products revenues	1,444	—	932	2,376
Advertising and other revenues	7,342	7,355	1,247	15,944

Total segment revenues	$26,195	$7,355	$21,261	$54,811

Segment income from operations	$8,434	$87	$2,566	$11,087

	Six Months Ended June 30, 2015
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$33,391	$—	$33,194	$66,585
Products revenues	2,775	—	1,497	4,272
Advertising and other revenues	11,306	15,405	2,923	29,634

Total segment revenues	$47,472	$15,405	$37,614	$100,491

Segment income from operations	$11,459	$3	$8,885	$20,347

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2014
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$34,777	$—	$38,592	$73,369
Products revenues	3,441	—	1,348	4,789
Advertising and other revenues	13,651	15,954	2,565	32,170

Total segment revenues	$51,869	$15,954	$42,505	$110,328

Segment income (loss) from operations	$13,953	$(1,535)	$4,332	$16,750

        A reconciliation of segment revenues to consolidated revenues was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment revenues:
Communications	$23,208	$26,195	$47,472	$51,869
Commerce & Loyalty	8,260	7,355	15,405	15,954
Social Media	18,855	21,261	37,614	42,505

Total segment revenues	50,323	54,811	100,491	110,328
Corporate revenues	—	6	—	100
Intersegment eliminations	(259)	(217)	(520)	(459)

Consolidated revenues	$50,064	$54,600	$99,971	$109,969

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment operating expenses:
Communications	$16,826	$17,761	$36,013	$37,916
Commerce & Loyalty	8,204	7,268	15,402	17,489
Social Media	14,175	18,695	28,729	38,173

Total segment operating expenses	39,205	43,724	80,144	93,578
Depreciation	2,820	3,426	5,794	6,814
Amortization of intangible assets	842	1,667	1,634	3,324
Unallocated corporate expenses	4,259	6,399	10,029	15,700
Intersegment eliminations	(259)	(217)	(520)	(459)

Consolidated operating expenses	$46,867	$54,999	$97,081	$118,957

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss) was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment income (loss) from operations:
Communications	$6,382	$8,434	$11,459	$13,953
Commerce & Loyalty	56	87	3	(1,535)
Social Media	4,680	2,566	8,885	4,332

Total segment income from operations	11,118	11,087	20,347	16,750
Corporate revenues	—	6	—	100
Depreciation	(2,820)	(3,426)	(5,794)	(6,814)
Amortization of intangible assets	(842)	(1,667)	(1,634)	(3,324)
Unallocated corporate expenses	(4,259)	(6,399)	(10,029)	(15,700)
Interest income	91	99	181	191
Other income, net	2	55	70	68

Income (loss) before income taxes	$3,290	$(245)	$3,141	$(8,729)

        Depreciation expense by segment was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Communications	$696	$732	$1,464	$1,481
Commerce & Loyalty	374	337	726	916
Social Media	1,593	2,250	3,280	4,212
Unallocated corporate	157	107	324	205

Total depreciation expense	$2,820	$3,426	$5,794	$6,814

        Amortization of intangible assets by segment was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commerce & Loyalty	$71	$71	$143	$142
Social Media	771	1,596	1,491	3,182

Total amortization expense	$842	$1,667	$1,634	$3,324

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic revenues are attributed to countries based on the principal location of the Company's entities from which those revenues were generated. Geographic information for revenues was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$43,969	$46,494	$88,123	$93,974
Germany	5,109	6,632	9,813	12,958
Europe, excluding Germany	986	1,474	2,035	3,037

Consolidated revenues	$50,064	$54,600	$99,971	$109,969

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$20,922	$20,988
Germany	2,848	2,928
Other	213	231

Total long-lived assets	$23,983	$24,147

        Segment assets are not reported to, or used by, the Company's CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Inventories, Net

        Inventories, net, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Work-in-process	$—	$411
Finished goods	5,989	5,005

Total	$5,989	$5,416

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid expenses	$3,391	$3,334
Income taxes receivable	2,555	881
Prepaid insurance	610	1,319
Other	2,037	2,246

Total	$8,593	$7,780

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Reserve for legal settlements	$8,368	$8,178
Employee compensation and related liabilities	8,180	13,376
Non-income taxes payable	549	593
Income taxes payable	411	6,345
Accrued restructuring and other exit costs	328	206
Customer deposits	133	179
Separation payments for an executive officer	—	859
Other	951	1,093

Total	$18,920	$30,829

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Income taxes payable	$3,733	$3,571
Other	3,662	2,195

Total	$7,395	$5,766

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(49)	$168	$(3,277)	$(3,158)
Other comprehensive income (loss) before reclassifications	7	—	(329)	(322)
Amounts reclassified from accumulated other comprehensive loss	39	—	—	39

Other comprehensive income (loss)	46	—	(329)	(283)

Balance at June 30, 2015	$(3)	$168	$(3,606)	$(3,441)

        All amounts reclassified from accumulated other comprehensive loss were related to losses on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the consolidated statement of operations.

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment were as follows (in thousands):

	Communications	Commerce & Loyalty	Social Media	Total
Balance at December 31, 2014:
Goodwill (excluding impairment charges)	$13,227	$49,122	$88,449	$150,798
Accumulated impairment charges	(5,738)	(26,606)	(55,440)	(87,784)

Goodwill at December 31, 2014	7,489	22,516	33,009	63,014

Foreign currency translation	—	—	(13)	(13)

Balance at June 30, 2015:
Goodwill (excluding impairment charges)	13,227	49,122	88,436	150,785
Accumulated impairment charges	(5,738)	(26,606)	(55,440)	(87,784)

Goodwill at June 30, 2015	$7,489	$22,516	$32,996	$63,001

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets, Net

        Intangible assets, net, consisted of the following (in thousands):

	June 30, 2015
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,217	$(101,913)	$1,304
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(25,868)	214
Software and technology	8,488	(7,363)	1,125
Rights, content and intellectual property	15,095	(9,514)	5,581

Total	$160,782	$(152,558)	$8,224

	December 31, 2014
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,203	$(101,575)	$1,628
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(25,725)	357
Software and technology	8,494	(6,996)	1,498
Rights, content and intellectual property	14,706	(8,742)	5,964

Total	$160,385	$(150,938)	$9,447

        Amortization expense related to intangible assets for the quarter and six months ended June 30, 2015 was $0.8 million and $1.6 million, respectively. Amortization expense related to intangible assets for the quarter and six months ended June 30, 2014 was $1.7 million and $3.3 million, respectively.

        Estimated future intangible assets amortization expense at June 30, 2015 was as follows (in thousands):

			Year Ending December 31,
		Jul-Dec 2015
	Total		2016	2017	2018	2019	2020	Thereafter
Estimated amortization of intangible assets	$8,224	$1,692	$2,783	$1,853	$902	$543	$300	$151

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivative assets	Other current assets	$124	$149	$835	$1,594
Derivative liabilities	Accrued liabilities	$—	$18	$—	$867

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS

Financial Assets and Derivative Instruments

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	June 30, 2015
Description	Level 1	Level 2	Total
Assets:
Money market funds	$30,759	$—	$30,759
Time deposits	—	5,574	5,574
Derivative assets	—	124	124

Total	$30,759	$5,698	$36,457

Liabilities:
Derivative liabilities	$—	$—	$—

Total	$—	$—	$—

	Estimated Fair Value
	December 31, 2014
Description	Level 1	Level 2	Total
Assets:
Money market funds	$42,741	$—	$42,741
Time deposits	—	8,041	8,041
Derivative assets	—	149	149

Total	$42,741	$8,190	$50,931

Liabilities:
Derivative liabilities	$—	$18	$18

Total	$—	$18	$18

7. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program, which is currently extended through December 31, 2015. From August 2001 through December 2014, the Company had repurchased $150.2 million of its common stock under the Program. There were no repurchases under the Program during the six months ended June 30, 2015 and, at June 30, 2015, the authorization remaining under the Program was $80.0 million.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, we currently do not collect the minimum statutory withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the minimum statutory employee withholding taxes in cash. The amounts remitted in the six months ended June 30, 2015 and 2014 were $1.3 million and $2.4 million, respectively, for which the Company withheld 0.1 million and 0.2 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Cost of revenues	$49	$30	$119	$88
Sales and marketing	146	119	298	299
Technology and development	241	224	619	589
General and administrative	1,179	1,658	2,484	3,926

Total stock-based compensation	$1,615	$2,031	$3,520	$4,902

Restricted Stock Units

        The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2014	805
Granted	240
Vested	(333)
Forfeited/canceled	(108)

Nonvested at June 30, 2015	604

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The following table summarizes activity for stock options (in thousands):

Outstanding at December 31, 2014	947
Granted	452
Exercised	(112)
Forfeited/canceled	(257)

Outstanding at June 30, 2015	1,030

9. INCOME TAXES

        The Company's provision for income taxes for the quarter ended June 30, 2015 differed from the U.S. federal statutory tax rate of 34% primarily due to a provision for income taxes related to the Company's foreign operations, an income tax accrual related to certain goodwill assets, and a tax benefit related to a release of reserves for uncertain tax positions taken in prior periods. For the quarter and six months ended June 30, 2015, the Company utilized the actual effective tax rate (discrete method) in determining the domestic income tax expense, rather than the annual effective tax rate method, as allowed under ASC 740-270-30-36, Income Taxes—Interim Reporting.

        The Company's tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter and six months ended June 30, 2015 included an accrual of a non-cash tax expense of approximately $0.3 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, the Company does not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

        In March 2015, the Company reached an audit settlement with the Internal Revenue Service related to tax years 2009 through 2012 and, in connection with such settlement, the Company remitted approximately $6.4 million to the Internal Revenue Service in the quarter ended June 30, 2015, for which the Company had previously established a reserve.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$2,357	$(2,250)	$1,498	$(12,637)
Income allocated to participating securities	(96)	—	(66)	—

Net income (loss) attributable to common stockholders	$2,261	$(2,250)	$1,432	$(12,637)

Denominator:
Weighted-average common shares	14,663	14,130	14,547	14,014
Add: Dilutive effect of non-participating securities	124	—	98	—

Shares used to calculate diluted net income (loss) per common share	14,787	14,130	14,645	14,014

Basic net income (loss) per common share	$0.15	$(0.16)	$0.10	$(0.90)

Diluted net income (loss) per common share	$0.15	$(0.16)	$0.10	$(0.90)

        The diluted net loss per common share computations exclude stock options and restricted stock units that are antidilutive. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2015 were 0.5 million and 1.1 million, respectively. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2014 were 2.0 million and 1.8 million, respectively.

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability. The following tables summarize restructuring and other exit costs (in thousands):

Accrued restructuring and other exit costs at December 31, 2014	$206
Restructuring and other exit costs	967
Cash paid for restructuring and other exit costs	(845)

Accrued restructuring and other exit costs at June 30, 2015	$328

	Six Months Ended June 30, 2015
	Communications	Commerce & Loyalty	Social Media	Corporate	Total
Restructuring and other exit costs:
Employee termination costs	$933	$(2)	$2	$34	$967

Total restructuring and other exit costs	$933	$(2)	$2	$34	$967

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER EXIT COSTS (Continued)

	Six Months Ended June 30, 2014
	Communications	Commerce & Loyalty	Social Media	Corporate	Total
Restructuring and other exit costs:
Employee termination costs	$170	$1,093	$364	$951	$2,578
Facility closure and relocation costs	9	—	—	—	9

Total restructuring and other exit costs	$179	$1,093	$364	$951	$2,587

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

        In March 2014, Modern Telecom Systems LLC filed a complaint in the United States District Court for the Central District of California, Southern Division, against Juno Online Services, Inc. and NetZero, Inc. alleging infringement of certain patents relating to the commercial operation of their dial-up internet services. The complaint sought an injunction, damages and other relief. On July 7, 2015, United Online, Inc. and Modern Telecom Systems LLC entered into a settlement agreement with respect to this matter and on July 9, 2015 the parties filed a stipulation of dismissal of all claims and counterclaims in this action, with prejudice. Under the terms of the settlement agreement, United Online, Inc. agreed to pay $95,000 to Modern Telecom Systems LLC, which was paid in July 2015.

        The Company cooperated with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, Classmates, Inc. ("Classmates"), and Florists' Transworld Delivery, Inc. and FTD.COM Inc. (together, the "FTD Parties") received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington and Wisconsin (the "Multistate Work Group"). The inquiry concerned certain post-transaction sales practices in which these

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

    companies previously engaged with certain third-party vendors and certain auto-renewal practices of Classmates, Inc. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group. The Company rejected the Multistate Work Group's 2012 offer and has since had ongoing discussions with the Multistate Work Group regarding a negotiated resolution. In addition, there have been a series of offers and counter-offers between the parties. In May 2015, Classmates and the FTD Parties entered into settlement agreements with each member of the Multistate Work Group. Under the terms of the settlement agreements, Classmates and the FTD Parties denied all wrong-doing and agreed to certain injunctive relief and to two areas of monetary relief: (1) a payment from Classmates and the FTD Parties in the aggregate amount of $8 million to be distributed amongst the states in the Multistate Work Group (with approximately $5.18 million to be paid by Classmates and approximately $2.82 million to be paid by the FTD Parties); and (2) Classmates funding a $3 million restitution program covering eligible consumers in the states in the Multistate Work Group, with any restitution not paid to consumers being paid to such states. The Classmates portion of the payments described above relating to the settlement agreements was paid by Classmates in July 2015.

        In November 2013, we consummated the separation of our company into two independent, publicly-traded companies: United Online, Inc., which continues to operate our current business segments, and FTD Companies, Inc., which includes the domestic and international operations of our former FTD segment (the "FTD Spin-Off Transaction"). Prior to the completion of the FTD Spin-Off Transaction, the Company and FTD Companies, Inc. entered into a Separation and Distribution Agreement (the "Separation Agreement"). The Separation Agreement addresses, among other things, the control and settlement of certain litigation matters that relate to the Company (and certain subsidiaries) and FTD Companies, Inc. (and certain subsidiaries), including the matters related to the Multistate Work Group. The Separation Agreement also provides for the allocation of liabilities and expenses between the Company and FTD Companies, Inc. with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims and related matters. The Separation Agreement was amended in May 2015, and the amendment is being filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

        The Company cannot predict the outcome of these or any other legal actions or governmental investigations or their potential implications for its business. In addition, the Company, at times, has negotiated resolutions related to certain legal actions and governmental investigations. There are no assurances that additional legal actions or governmental investigations will not be instituted in connection with the Company's current or former business practices.

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

a possible eventual loss, if any. At June 30, 2015, the Company had reserves totaling $8.4 million for estimated losses related to legal matters, including the Multistate Work Group matter. With respect to the legal matters described above, excluding the Multistate Work Group's inquiry of Classmates and the Modern Telecom Systems complaint, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, MyPoints, Classmates, StayFriends, and Trombi.

        Effective in the first quarter of 2015, we modified how we report segment information to our Chief Operating Decision Maker ("CODM") as the information regularly reviewed by the CODM had changed. As a result of the changes, we now report three operating segments to the CODM, including the Communications segment, as well as separately reporting the operating results of the Commerce & Loyalty and Social Media segments (which, in prior periods, were reported to the CODM together as the Content & Media segment). This change has been reflected through a retroactive revision of prior-period segment information to conform to the newly-defined segment information.

        Our three reportable segments consist of the following:

Segment	Services and Products
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security, web hosting, and voice services
Commerce & Loyalty	Loyalty marketing service, shopping through apps, browser extensions, and online portals
Social Media	Social networking services and products

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

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives in all of our segments. Commerce & Loyalty segment revenues include fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Commerce & Loyalty segment revenues also include revenues from the sale of physical gift cards and electronic gift codes.

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

        ARPU.    We monitor average monthly revenue per pay account ("ARPU"), which is calculated by dividing services revenues generated from the pay accounts of our Communications or Social Media segment, as applicable, for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and the end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and for the Social Media segment, the average foreign currency exchange rate between the U.S. Dollar and the Euro.

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

        The following table sets forth our key business metrics:

	Quarter Ended					Six Months Ended June 30,
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
						2015	2014
Consolidated:
Revenues (in thousands)	$50,064	$49,907	$54,414	$52,862	$54,600	$99,971	$109,969
Communications:
Segment revenues (in thousands)	$23,208	$24,264	$26,001	$25,295	$26,195	$47,472	$51,869
% of consolidated revenues	46%	49%	48%	48%	48%	47%	47%
Pay accounts (in thousands):
Internet access	274	294	301	314	328	274	328
Other	179	184	189	193	197	179	197

Total pay accounts	453	478	490	507	525	453	525
Segment churn	3.0%	3.1%	2.8%	2.8%	3.0%	3.0%	3.1%
ARPU	$11.54	$11.56	$11.14	$10.91	$10.72	$11.63	$10.62
Segment active accounts (in millions)	1.0	1.0	1.0	1.1	1.1	1.0	1.1
Commerce & Loyalty:
Segment revenues (in thousands)	$8,260	$7,145	$9,098	$7,166	$7,355	$15,405	$15,954
% of consolidated revenues	16%	14%	17%	14%	13%	15%	15%
Gross merchandise sales (in thousands)	$54,436	$50,669	$68,284	$47,793	$47,155	$105,105	$94,853
Social Media:
Segment revenues (in thousands)	$18,855	$18,759	$19,524	$20,623	$21,261	$37,614	$42,505
% of consolidated revenues	38%	38%	36%	39%	39%	38%	39%
Pay accounts (in thousands)	2,369	2,386	2,406	2,485	2,519	2,369	2,519
Segment churn	3.0%	3.1%	3.2%	2.8%	3.0%	3.0%	3.1%
ARPU	$2.32	$2.31	$2.44	$2.49	$2.49	$2.31	$2.49
Segment active accounts (in millions)	8.8	8.8	8.3	8.9	9.2	8.8	9.7
Average currency exchange rate: EUR to USD	1.11	1.13	1.25	1.33	1.37	1.12	1.37

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

Quarter and Six Months Ended June 30, 2015 compared to Quarter and Six Months Ended June 30, 2014

Consolidated Results

        Unaudited condensed consolidated statement of operations information was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$50,064	$54,600	$99,971	$109,969
Operating expenses:
Cost of revenues	16,869	17,120	34,148	36,447
Sales and marketing	11,741	12,959	24,559	27,966
Technology and development	6,204	6,886	13,156	14,838
General and administrative	10,706	16,320	23,244	34,355
Amortization of intangible assets	525	1,383	1,007	2,764
Restructuring and other exit costs	822	331	967	2,587

Total operating expenses	46,867	54,999	97,081	118,957

Operating income (loss)	3,197	(399)	2,890	(8,988)
Interest income	91	99	181	191
Other income, net	2	55	70	68

Income (loss) before income taxes	3,290	(245)	3,141	(8,729)
Provision for income taxes	933	2,005	1,643	3,908

Net income (loss)	$2,357	$(2,250)	$1,498	$(12,637)

Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$50,064	$54,600	$(4,536)	(8)%	$99,971	$109,969	$(9,998)	(9)%
Revenues as a percentage of total segment revenues:
Communications	46.1%	47.8%			47.2%	47.0%
Commerce & Loyalty	16.4%	13.4%			15.3%	14.5%
Social Media	37.5%	38.8%			37.4%	38.5%

        The decrease in consolidated revenues for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a $3.0 million decrease in revenues from our Communications segment and a $2.4 million decrease in revenues from our Social Media segment, partially offset by a $0.9 million increase in revenues from our Commerce & Loyalty segment.

        The decrease in consolidated revenues for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $4.9 million decrease in revenues from our Social Media segment, a $4.4 million decrease in revenues from our Communications segment and a $0.5 million decrease in revenues from our Commerce & Loyalty segment.

Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Cost of revenues	$16,869	$17,120	$(251)	(1)%	$34,148	$36,447	$(2,299)	(6)%
Cost of revenues as a percentage of total segment cost of revenues:
Communications	56.6%	64.5%			61.9%	63.1%
Commerce & Loyalty	29.2%	20.3%			25.1%	23.1%
Social Media	14.2%	15.2%			13.0%	13.8%

        The decrease in consolidated cost of revenues for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a $1.0 million decrease in cost of revenues associated with our Communications segment and a $0.6 million decrease in depreciation and amortization expense, partially offset by a $1.5 million increase in cost of revenues associated with our Commerce & Loyalty segment.

        The decrease in consolidated cost of revenues for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $1.2 million decrease in cost of revenues associated with our Communications segment, a $1.0 million decrease in depreciation and amortization expense and a $0.4 million decrease in cost of revenues associated with our Social Media segment, partially offset by a $0.3 million increase in cost of revenues associated with our Commerce & Loyalty segment.

Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$11,741	$12,959	$(1,218)	(9)%	$24,559	$27,966	$(3,407)	(12)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Communications	27.6%	26.4%			27.8%	27.7%
Commerce & Loyalty	18.3%	18.2%			17.6%	18.1%
Social Media	54.0%	55.4%			54.5%	54.2%

        The decrease in consolidated sales and marketing expenses for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a $0.7 million decrease in sales and marketing expenses associated with our Social Media segment and a $0.3 million decrease in depreciation expense.

        The decrease in consolidated sales and marketing expenses for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $1.6 million decrease in sales and marketing expenses associated with our Social Media segment, a $0.8 million decrease in sales and marketing expenses associated with our Communications segment, a $0.7 million decrease in sales and marketing expenses associated with our Commerce & Loyalty segment, and a $0.3 million decrease in depreciation expense.

Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Technology and development	$6,204	$6,886	$(682)	(10)%	$13,156	$14,838	$(1,682)	(11)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Communications	38.0%	36.2%			40.3%	35.0%
Commerce & Loyalty	10.7%	12.2%			10.9%	12.7%
Social Media	51.3%	51.6%			48.8%	52.3%

        The decrease in consolidated technology and development expenses for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a $0.4 million decrease in technology and development expenses associated with our Social Media segment, a $0.2 million decrease in technology and development expenses associated with our Communications segment and a $0.2 million decrease in technology and development expenses associated with our Commerce & Loyalty segment, partially offset by $0.2 million increase in depreciation expense.

        The decrease in consolidated technology and development expenses for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $1.3 million decrease in technology and development expenses associated with our Social Media segment and a $0.4 million decrease in technology and development expenses associated with our Commerce & Loyalty segment.

General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$10,706	$16,320	$(5,614)	(34)%	$23,244	$34,355	$(11,111)	(32)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Communications	33.8%	25.4%			36.0%	26.4%
Commerce & Loyalty	15.8%	10.8%			16.0%	11.7%
Social Media	50.4%	63.8%			48.0%	62.0%

        The decrease in consolidated general and administrative expenses for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a $3.1 million decrease in general and administrative expenses associated with our Social Media segment, a $2.0 million decrease in unallocated corporate expenses and a $0.4 million decrease in general and administrative expenses associated with our Communications segment.

        The decrease in consolidated general and administrative expenses for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $5.8 million decrease in general and administrative expenses associated with our Social Media segment, a $4.8 million decrease in unallocated corporate expenses, a $0.6 million decrease in general and administrative expenses associated with our Communications segment, and a $0.2 million decrease in general and administrative expenses associated with our Commerce & Loyalty segment, partially offset by a $0.3 million increase in depreciation expense.

Amortization of Intangible Assets

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$525	$1,383	$(858)	(62)%	$1,007	$2,764	$(1,757)	(64)%

        The decrease in consolidated amortization of intangible assets for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, was primarily due to a decrease in amortization expense for certain intangible assets associated with our Social Media segment as these assets were fully amortized in the quarter ended December 31, 2014.

Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$822	$331	$491	148%	$967	$2,587	$(1,620)	(63)%

        Consolidated restructuring and other exit costs for the quarter ended June 30, 2015 primarily included $0.8 million of employee termination costs in our Communications segment. Consolidated restructuring and other exit costs for the quarter ended June 30, 2014 included $0.1 million of employee termination costs in both our Commerce & Loyalty and Social Media segments, as well as $0.1 million of unallocated corporate employee termination costs.

        Consolidated restructuring and other exit costs for the six months ended June 30, 2015 primarily included $0.9 million of employee termination costs in our Communications segment. Consolidated restructuring and other exit costs for the six months ended June 30, 2014 included $1.1 million, $0.4 million and $0.2 million of employee termination costs in our Commerce & Loyalty, Social Media and Communications segments, respectively, as well as $1.0 million of unallocated corporate employee termination costs.

Interest Income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Interest income	$91	$99	$(8)	(8)%	$181	$191	$(10)	(5)%

        Interest income was flat for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, as well as for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Other Income, Net

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Other income, net	$2	$55	$(53)	(96)%	$70	$68	$2	3%

        Other income, net, was relatively flat for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, as well as for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Provision for income taxes	$933	$2,005	$1,643	$3,908
Effective income tax rate	28.4%	(818.4)%	52.3%	(44.8)%

        For the quarter ended June 30, 2015, we utilized the actual effective tax rate (discrete method) in determining the domestic income tax expense, rather than the annual effective tax rate method, as allowed under ASC 740-270-30-36, Income Taxes—Interim Reporting. For the quarter ended June 30, 2015, we recorded a provision for income taxes totaling $0.9 million on pre-tax income of $3.3 million, compared to a provision for income taxes totaling $2.0 million on a pre-tax loss of $0.2 million for the quarter ended June 30, 2014. Our effective income tax rate of 28.4% for the quarter ended June 30, 2015 was lower than the statutory tax rate primarily due to a provision for income taxes related to our foreign operations, an income tax accrual related to certain goodwill assets and a tax benefit related to a release of reserves for uncertain tax positions taken in prior periods. The change in our effective income tax rate for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014 was primarily due to a year-over-year decrease in foreign taxes and the release of reserves for uncertain tax positions taken in prior periods. Our tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended June 30, 2015 and 2014 included accruals for a non-cash tax expense of approximately $0.3 million and $0.6 million, respectively, in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, we do not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

        For the six months ended June 30, 2015, we recorded a provision for income taxes totaling $1.6 million on pre-tax income of $3.1 million, compared to a provision for income taxes totaling $3.9 million on a pre-tax loss of $8.7 million for the six months ended June 30, 2014. Our effective income tax rate of 52.3% for the six months ended June 30, 2015 was higher than the statutory tax rate primarily due to the impact of a provision for income taxes related to our foreign operations, an income tax accrual related to certain goodwill assets, and a tax benefit related to an audit settlement for tax years 2009 through 2012. The change in our effective income tax rate for the six months ended June 30, 2015, compared to the six months ended June 30, 2014 was primarily due to a decrease in foreign taxes, the benefit from utilizing the discrete method rather than the annual effective income tax method with respect to "naked credits" and state taxes, the benefit related to an audit settlement for tax years 2009 through 2012, and the release of reserves for uncertain tax positions taken in prior periods.

Segment Results

        Information for our reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Communications		Commerce & Loyalty		Social Media
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014	2015	2014
Revenues	$23,208	$26,195	$8,260	$7,355	$18,855	$21,261
Operating expenses:
Cost of revenues	8,821	9,843	4,552	3,097	2,207	2,327
Sales and marketing	3,290	3,387	2,184	2,327	6,431	7,100
Technology and development	1,887	2,097	532	708	2,546	2,993
General and administrative	2,002	2,442	936	1,041	2,991	6,132
Restructuring and other exit costs	826	(8)	—	95	—	143

Total operating expenses	16,826	17,761	8,204	7,268	14,175	18,695

Segment income from operations	$6,382	$8,434	$56	$87	$4,680	$2,566

	Communications		Commerce & Loyalty		Social Media
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Revenues	$47,472	$51,869	$15,405	$15,954	$37,614	$42,505
Operating expenses:
Cost of revenues	19,467	20,671	7,907	7,572	4,085	4,512
Sales and marketing	6,925	7,750	4,387	5,055	13,576	15,139
Technology and development	4,292	4,350	1,155	1,572	5,198	6,489
General and administrative	4,397	4,966	1,955	2,197	5,867	11,669
Restructuring and other exit costs	932	179	(2)	1,093	3	364

Total operating expenses	36,013	37,916	15,402	17,489	28,729	38,173

Segment income (loss) from operations	$11,459	$13,953	$3	$(1,535)	$8,885	$4,332

Communications Segment Results

Communications Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages and ARPU)
Services	$16,415	$17,409	$(994)	(6)%	$33,391	$34,777	$(1,386)	(4)%
Products	1,005	1,444	(439)	(30)%	2,775	3,441	(666)	(19)%
Advertising	5,788	7,342	(1,554)	(21)%	11,306	13,651	(2,345)	(17)%

Total Communications Revenues	$23,208	$26,195	$(2,987)	(11)%	$47,472	$51,869	$(4,397)	(8)%

ARPU	$11.54	$10.72	$0.82	8%	$11.63	$10.62	$1.01	10%
Average number of dial-up Internet access pay accounts	186	241	(55)	(23)%	193	249	(56)	(22)%

        The decreases in advertising revenues for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, were due to lower advertising rates and a decrease in advertising impressions delivered as a result of a decline in active accounts. The decrease in services revenues was due to decreases in dial-up and DSL revenues attributed to lower dial-up and DSL subscribers, partially offset by an increase in ARPU for these services. The decreases in dial-up and DSL services revenues were partially offset by increases in mobile broadband revenues due to increases in mobile broadband subscribers. The decrease in products revenues was due to greater discounting of devices and lower sign-ups. We anticipate dial-up pay accounts will continue to decline year over year in 2015; however, we anticipate Communications ARPU will continue to increase year over year in 2015.

Communications Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications cost of revenues	$8,821	$9,843	$(1,022)	(10)%	$19,467	$20,671	$(1,204)	(6)%
Communications cost of revenues as a percentage of Communications revenues	38.0%	37.6%			41.0%	39.9%

        The decrease in Communications cost of revenues for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a $0.5 million decrease in costs associated with our mobile broadband services attributable to lower sign-ups and lower average device cost, as well as a $0.4 million decrease in costs associated with our DSL service attributable to lower DSL subscribers.

        The decrease in Communications cost of revenues for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $0.8 million decrease in costs associated with our DSL service attributable to lower DSL subscribers, a $0.2 million decrease in costs associated with our dial-up services attributable to lower dial-up subscribers and a $0.2 million decrease in costs associated with add-on services as a result of a decrease in the number of dial-up and DSL subscribers.

Communications Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications sales and marketing	$3,290	$3,387	$(97)	(3)%	$6,925	$7,750	$(825)	(11)%
Communications sales and marketing expenses as a percentage of Communications revenues	14.2%	12.9%			14.6%	14.9%

        Communications sales and marketing expenses was relatively flat for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

        The decrease in Communications sales and marketing expenses for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $0.4 million decrease in customer relationship management costs associated with our mobile broadband services resulting from cost savings initiatives and a $0.2 million decrease in personnel and overhead-related costs and a $0.1 million decrease in dial-up marketing expenses due to fewer subscribers.

Communications Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications technology and development	$1,887	$2,097	$(210)	(10)%	$4,292	$4,350	$(58)	(1)%
Communications technology and development expenses as a percentage of Communications revenues	8.1%	8.0%			9.0%	8.4%

        The decrease in Communications technology and development expenses for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a decrease in personnel and overhead-related costs.

        Communications technology and development expenses was relatively flat for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Communications General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,002	$2,442	$(440)	(18)%	$4,397	$4,966	$(569)	(11)%
Communications general and administrative expenses as a percentage of Communications revenues	8.6%	9.3%			9.3%	9.6%

        The decrease in Communications general and administrative expenses for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, was primarily due to a decrease in personnel and overhead-related costs.

Communications Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$826	$(8)	$834	n/m	$932	$179	$753	421%

        Communications restructuring and other exit costs for the quarters and six months ended June 30, 2015 and 2014 consisted primarily of employee termination costs. These restructuring charges were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability.

Commerce & Loyalty Segment Results

Commerce & Loyalty Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Advertising and other revenues	$8,260	$7,355	$905	12%	$15,405	$15,954	$(549)	(3)%

        The increase in Commerce & Loyalty revenues for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to an increase in gift card revenues as a result of increased gift card promotions offered to members.

        The decrease in Commerce & Loyalty revenues for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a decrease in display advertising revenues as a result of a decline in the number of direct billing partners and advertisers due to our restructuring initiatives, as well as a $0.3 million decrease in market research revenues, partially offset by an increase in gift card revenues as a result of increased gift card promotions offered to members.

Commerce & Loyalty Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty cost of revenues	$4,552	$3,097	$1,455	47%	$7,907	$7,572	$335	4%
Commerce & Loyalty cost of revenues as a percentage of Commerce & Loyalty revenues	55.1%	42.1%			51.3%	47.5%

        The increase in Commerce & Loyalty cost of revenues for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a $1.0 million increase in costs related to the sale of gift cards as a result of increased gift card promotions offered to members and a $0.7 million increase in point costs due to increased point promotions offered to members of our loyalty marketing services.

        The increase in Commerce & Loyalty cost of revenues for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $0.5 million increase in costs related to the sale of gift cards as a result of increased gift card promotions offered to members and a $0.5 million increase in point costs due to increased point promotions offered to members of our loyalty marketing services, partially offset by a $0.5 million decrease in personnel and overhead-related costs due to our restructuring initiatives and a $0.2 million decrease in hosting and software-related fees.

Commerce & Loyalty Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty sales and marketing	$2,184	$2,327	$(143)	(6)%	$4,387	$5,055	$(668)	(13)%
Commerce & Loyalty sales and marketing expenses as a percentage of Commerce & Loyalty revenues	26.4%	31.6%			28.5%	31.7%

        Commerce & Loyalty sales and marketing expenses was relatively flat for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

        The decrease in Commerce & Loyalty sales and marketing expenses for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a decrease in personnel and overhead-related costs as a result of our restructuring initiatives.

Commerce & Loyalty Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty technology and development	$532	$708	$(176)	(25)%	$1,155	$1,572	$(417)	(27)%
Commerce & Loyalty technology and development expenses as a percentage of Commerce & Loyalty revenues	6.4%	9.6%			7.5%	9.9%

        The decrease in Commerce & Loyalty technology and development expenses for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, was primarily due to a decrease in personnel and overhead-related costs as a result of our restructuring initiatives.

Commerce & Loyalty General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty general and administrative	$936	$1,041	$(105)	(10)%	$1,955	$2,197	$(242)	(11)%
Commerce & Loyalty general and administrative expenses as a percentage of Commerce & Loyalty revenues	11.3%	14.2%			12.7%	13.8%

        The decrease in Commerce & Loyalty general and administrative expenses for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, was primarily due to a decrease in personnel and overhead-related costs as a result of our restructuring initiatives.

Commerce & Loyalty Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty restructuring and other exit costs	$—	$95	$(95)	(100)%	$(2)	$1,093	$(1,095)	(100)%

        Commerce & Loyalty restructuring and other exit costs for the quarter and six months ended June 30, 2014 consisted primarily of employee termination costs. These restructuring charges were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability.

Social Media Segment Results

Social Media Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages and ARPU)
Services	$16,619	$19,082	$(2,463)	(13)%	$33,194	$38,592	$(5,398)	(14)%
Products	992	932	60	6%	1,497	1,348	149	11%
Advertising	1,244	1,247	(3)	—%	2,923	2,565	358	14%

Total Social Media Revenues	$18,855	$21,261	$(2,406)	(11)%	$37,614	$42,505	$(4,891)	(12)%

ARPU	$2.32	$2.49	$(0.17)	(7)%	$2.31	$2.49	$(0.18)	(7)%
Average pay accounts	2,378	2,547	(169)	(7)%	2,388	2,576	(188)	(7)%

        The decrease in Social Media revenues for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a decrease in international average pay accounts, as well as a decrease in international ARPU primarily due to a weaker Euro versus the U.S. Dollar and, to a lesser extent, a decrease in domestic average pay accounts. Adjusting for the unfavorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media revenues decreased by $1.0 million, or 5%.

        The decrease in Social Media revenues for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a decrease in international average pay accounts, as well as a decrease in international ARPU primarily due to a weaker Euro versus the U.S. Dollar and, to a lesser extent, a decrease in domestic average pay accounts. The increase in advertising revenues was primarily related to the licensing of certain digital yearbook content. Adjusting for the unfavorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media revenues decreased by $2.2 million, or 5%. We anticipate revenues and pay accounts will continue to decline year over year in 2015. We anticipate ARPU will continue to decline year over year in 2015 as a result of the unfavorable impact of foreign currency exchange rates.

Social Media Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media cost of revenues	$2,207	$2,327	$(120)	(5)%	$4,085	$4,512	$(427)	(9)%
Social Media cost of revenues as a percentage of Social Media revenues	11.7%	10.9%			10.9%	10.6%

        Social Media cost of revenues was relatively flat for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

        The decrease in Social Media cost of revenues for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $0.2 million decrease in hosting and software-related fees and a $0.2 million decrease in personnel and overhead-related costs. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media cost of revenues decreased by $0.2 million, or 4%.

Social Media Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media sales and marketing	$6,431	$7,100	$(669)	(9)%	$13,576	$15,139	$(1,563)	(10)%
Social Media sales and marketing expenses as a percentage of Social Media revenues	34.1%	33.4%			36.1%	35.6%

        The decrease in Social Media sales and marketing expenses for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, was primarily due to a decrease in costs to acquire new social networking members as part of initiatives to reduce spend on member acquisition. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media sales and marketing expenses decreased by $0.3 million, or 4%, and by $0.8 million, or 6%, respectively, for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014.

Social Media Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media technology and development	$2,546	$2,993	$(447)	(15)%	$5,198	$6,489	$(1,291)	(20)%
Social Media technology and development expenses as a percentage of Social Media revenues	13.5%	14.1%			13.8%	15.3%

        The decrease in Social Media technology and development expenses for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, was the result of a decrease in personnel and overhead-related costs. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media technology and development expenses decreased by $0.3 million, or 11%, and by $1.1 million, or 16%, respectively, for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014.

Social Media General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media general and administrative	$2,991	$6,132	$(3,141)	(51)%	$5,867	$11,669	$(5,802)	(50)%
Social Media general and administrative expenses as a percentage of Social Media revenues	15.9%	28.8%			15.6%	27.5%

        The decrease in Social Media general and administrative expenses for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to $3.1 million in reserves recorded for a legal settlement in the quarter ended June 30, 2014 and a $0.3 million decrease in personnel and overhead-related costs due to our restructuring initiatives, partially offset by a $0.2 million increase in professional services and consulting fees. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media general and administrative expenses decreased by $2.9 million, or 48%.

        The decrease in Social Media general and administrative expenses for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to $4.4 million in reserves recorded for a legal settlement in the six months ended June 30, 2014, a $0.9 million decrease in personnel and overhead-related costs due to our restructuring initiatives and a $0.6 million decrease in professional services and consulting fees. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media general and administrative expenses decreased by $5.4 million, or 46%.

Social Media Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media restructuring and other exit costs	$—	$143	$(143)	(100)%	$3	$364	$(361)	(99)%

        Social Media restructuring and other exit costs for the quarters and six months ended June 30, 2014 consisted primarily of employee termination costs. These restructuring charges were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability.

Corporate Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Corporate revenues	$—	$6	$(6)	(100)%	$—	$100	$(100)	(100)%

        Corporate revenues for the quarter and six months ended June 30, 2014 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction.

Unallocated Corporate Expenses

Unallocated Corporate General and Administrative Expenses

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative expenses	$4,263	$6,298	$(2,035)	(32)%	$9,995	$14,749	$(4,754)	(32)%

        The decrease in unallocated corporate general and administrative expenses for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, was primarily due to a $1.6 million decrease in personnel and overhead-related costs and a $0.5 million decrease in professional services and consulting fees.

        The decrease in unallocated corporate general and administrative expenses for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a $3.8 million decrease in personnel and overhead-related costs due to our restructuring initiatives, including lower facilities-related costs in connection with moving our corporate headquarters, a $0.9 million decrease in professional services and consulting fees, and a $0.3 million increase in reserves recorded for legal settlements. These decreases were partially offset by $0.3 million of transaction-related costs recorded in the six months ended June 30, 2015. We anticipate unallocated corporate general and administrative expenses will continue to decline year over year in 2015.

Unallocated Corporate Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$(4)	$101	$(105)	(104)%	$34	$951	$(917)	(96)%

        Unallocated corporate restructuring and other exit costs for the quarters and six months ended June 30, 2015 and 2014 consisted of employee termination costs.

Liquidity and Capital Resources

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

        Our total cash and cash equivalents balance decreased by $3.8 million, or 5%, to $75.0 million at June 30, 2015, compared to $78.8 million at December 31, 2014. Our summary cash flows for the periods presented were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$1,676	$9,193
Net cash used for investing activities	$(5,564)	$(5,644)
Net cash provided by (used for) financing activities	$913	$(1,476)

        Net cash provided by operating activities decreased by $7.5 million, or 82%. The decrease was primarily due to a $17.5 million unfavorable change in working capital. The decrease in cash provided by operating activities was also due to a $2.7 million decrease in depreciation and amortization, a $1.4 million decrease in stock-based compensation and a $0.3 million decrease in deferred taxes. These decreases were partially offset by a $14.1 million increase in net income.

        Working capital cash flows from accounts payable and accrued liabilities decreased by $13.8 million primarily due to a decrease in income taxes payable of $7.1 million primarily as a result of the payments made for a settlement with the Internal Revenue Service described below, a $3.8 million decrease in reserves for a legal settlement, a $1.1 million decrease in deferred rent liability, and a $0.8 million decrease due to separation payments made for an executive. Working capital cash flows from inventories decreased by $3.5 million primarily due to an increase in purchases of gift cards for the Commerce & Loyalty segment, as well as an increase in inventory purchases of mobile broadband devices for the Communications segment. Working capital cash flows from accounts receivables decreased by $3.4 million primarily due to a larger decline in the Commerce & Loyalty segment revenue as a result of fewer active accounts, which was impacted by our restructuring initiatives in the six months ended June 30, 2014. Working capital cash flows from other liabilities increased by $3.1 million primarily due to a reduction in deferred rent liability for the Social Media segment due to an early lease termination, as well as a reduction in reserves for uncertain tax positions in the six months ended June 30, 2014.

        Net cash used for investing activities was relatively flat for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

        Capital expenditures for the six months ended June 30, 2015 totaled $5.3 million. At June 30, 2015 and December 31, 2014, we had $0.5 million and $2.8 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2015 will be in the range of $10 million to $12 million, which includes the aforementioned $0.5 million of purchases on account at June 30, 2015. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash provided by financing activities increased by $2.4 million, or 162%. The increase was primarily due to a $1.3 million increase in proceeds from exercises of stock options and a $1.0 million decrease in repurchases of common stock.

        Future cash flows from financing activities may also be affected by our repurchases of shares of our common stock. Our Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. Our Board of Directors has approved and ratified the Program through December 31, 2015. There were no repurchases under the Program during the six months ended June 30, 2015 and, at June 30, 2015, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the six months ended June 30, 2015 and 2014 were $1.3 million and $2.4 million, respectively, for which we withheld 0.1 million and 0.2 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency, which may result in restructuring. Although restructuring efforts may reduce expenses and generate improved operating efficiencies, there can be no assurances that our restructuring efforts will be successful. In addition, past restructuring activities may not be a good indication of future restructuring opportunities, and any restructuring of our businesses may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors. We recorded $1.0 million of restructuring and other exit costs in the six months ended June 30, 2015, which consisted of employee termination costs. During the six months ended June 30, 2015, we paid $0.8 million of restructuring and other exit costs. At June 30, 2015, accrued restructuring and other exit costs totaled $0.3 million, which will be paid over the next 12 months.

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

        In March 2015, we reached an audit settlement with the Internal Revenue Service and, in connection with such settlement, we remitted $6.4 million to the Internal Revenue Service in the quarter ended June 30, 2015, for which we had previously established a reserve. Additionally, as discussed in Note 12, "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, Classmates, Inc. cooperated with a Multistate Work Group of Attorneys General in connection with their investigations of our former post-transaction sales practices and certain other current or former business practices. In May 2015, Classmates, Inc. executed settlement agreements with each member of the Multistate Work Group, and in July 2015, we remitted $8.2 million in connection with the settlements.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, future acquisitions of intangible assets, including rights, content and intellectual property, and may have a material adverse effect on our business, financial position, results of operations, and cash flows. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then- current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        There were no material changes to our contractual obligations during the quarter ended June 30, 2015, with the exception of liabilities for uncertain tax positions. At June 30, 2015, we had liabilities for uncertain tax positions totaling $4.9 million, of which $1.1 million was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

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

Off-Balance Sheet Arrangements

        At June 30, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

        While we do not currently maintain any short-term investments, we do invest in money market funds and time deposits, which are classified as cash and cash equivalents in our consolidated balance sheets. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At June 30, 2015, we did not have any fixed or floating rate debt obligations.

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

        We utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At June 30, 2015, the notional value of open forward foreign currency exchange contracts accounted for as cash flow hedges totaled $0.2 million. At June 30, 2015, we did not have any open forward foreign currency exchange contracts accounted for as net investment hedges.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency exchange contracts could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10%, the impact on accumulated other comprehensive loss would be immaterial at June 30, 2015.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At June 30, 2015, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $0.7 million. If the U.S. dollar weakened or strengthened by 10%, the impact on other income, net, would have been immaterial for the six months ended June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment. As of June 30, 2015, there had been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program, which is currently extended through December 31, 2015. From August 2001 through December 2014, the Company had repurchased $150.2 million of its common stock under the Program. There were no repurchases under the Program during the six months ended June 30, 2015 and, at June 30, 2015, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended June 30, 2015 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
April 1 - April 30, 2015	—	$—	—	$80,000
May 1 - May 31, 2015	1	$16.22	—	$80,000
June 1 - June 30, 2015	—	$—	—	$80,000

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

Date: August 6, 2015	UNITED ONLINE, INC. (Registrant)
	By:	/s/ EDWARD K. ZINSER Edward K. Zinser Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 6, 2015	UNITED ONLINE, INC. (Registrant)
	By:	/s/ MICHELLE D. STALICK Michelle D. Stalick Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of May 20, 2015	X
3.1	Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	000-33367	3/13/2014
3.2	Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	000-33367	3/13/2014
10.1	Amended and Restated 2010 Incentive Compensation Plan (As Amended as of April 23, 2015)	X
10.2	2010 Employee Stock Purchase Plan (As Amended as of April 23, 2015)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X