Form 10-Q
period 2015-09-30
UNITED ONLINE INC
filed 2015-11-06
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

        There were 14,818,359 shares of the Registrant's common stock outstanding at October 30, 2015.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2015

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$99,650	$78,634
Accounts receivable, net of allowance	10,567	14,112
Inventories, net	7,985	5,413
Deferred tax assets, net	186	192
Other current assets	13,074	6,415
Assets of discontinued operations	—	5,672

Total current assets	131,462	110,438
Property and equipment, net	13,724	15,040
Deferred tax assets, net	1,349	1,549
Goodwill	47,143	46,862
Intangible assets, net	428	734
Other assets	1,082	1,161
Assets of discontinued operations	—	32,811

Total assets	$195,188	$208,595

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,161	$9,707
Accrued liabilities	9,871	18,545
Member redemption liability	7,070	7,287
Deferred revenue	14,142	16,168
Deferred tax liabilities, net	344	529
Liabilities of discontinued operations	—	31,545

Total current liabilities	41,588	83,781
Member redemption liability	10,994	11,360
Deferred revenue	17	17
Deferred tax liabilities, net	1,623	805
Other liabilities	6,017	5,766
Liabilities of discontinued operations	—	5,153

Total liabilities	60,239	106,882

Commitments and contingencies
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	221,257	215,302
Accumulated other comprehensive loss	(3,326)	(3,158)
Accumulated deficit	(82,983)	(110,432)

Total stockholders' equity	134,949	101,713

Total liabilities and stockholders' equity	$195,188	$208,595

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$36,289	$39,989	$111,011	$123,906
Operating expenses:
Cost of revenues	14,735	14,615	44,389	45,849
Sales and marketing	6,586	6,621	21,098	24,005
Technology and development	3,330	3,963	11,562	13,251
General and administrative	8,861	11,991	28,667	37,300
Amortization of intangible assets	102	105	308	317
Restructuring and other exit costs	(20)	521	944	2,744

Total operating expenses	33,594	37,816	106,968	123,466

Operating income	2,695	2,173	4,043	440
Interest income	150	101	331	292
Other income, net	320	257	390	324

Income before income taxes	3,165	2,531	4,764	1,056
Provision for income taxes	1,284	1,542	2,439	5,346

Income (loss) from continuing operations	1,881	989	2,325	(4,290)
Income (loss) from discontinued operations, net of tax	24,070	(783)	25,124	(8,141)

Net income (loss)	$25,951	$206	$27,449	$(12,431)

Income allocated to participating securities	(962)	(12)	(1,139)	—

Net income (loss) attributable to common stockholders	$24,989	$194	$26,310	$(12,431)

Basic net income (loss) per common share:
Continuing operations	$0.06	$0.07	$0.08	$(0.30)
Discontinued operations	1.63	(0.06)	1.72	(0.58)

Basic net income (loss) per common share	$1.69	$0.01	$1.80	$(0.88)

Shares used to calculate basic net income (loss) per common share	14,770	14,178	14,622	14,069

Diluted net income (loss) per common share:
Continuing operations	$0.06	$0.07	$0.08	$(0.30)
Discontinued operations	1.63	(0.06)	1.71	(0.58)

Diluted net income (loss) per common share	$1.69	$0.01	$1.79	$(0.88)

Shares used to calculate diluted net income (loss) per common share	14,789	14,180	14,693	14,069

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$25,951	$206	$27,449	$(12,431)
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax benefit of $0 and $19 for the quarters ended September 30, 2015 and 2014 and $0 and $0 for the nine months ended September 30, 2015 and 2014, respectively	(3)	(22)	4	6
Derivative settlement (gains) losses reclassified into earnings, net of tax provision of $0 and $1 for the quarters ended September 30, 2015 and 2014 and $0 and $0 for the nine months ended September 30, 2015 and 2014, respectively	9	(27)	48	(25)
Other hedges:
Changes in net gains on derivatives, net of tax benefit of $0 and $3 for the quarters ended September 30, 2015 and 2014 and $0 and $0 for the nine months ended September 30, 2015 and 2014, respectively	—	189	—	193
Foreign currency translation	109	(634)	(220)	(528)

Other comprehensive income (loss)	115	(494)	(168)	(354)

Comprehensive income (loss)	$26,066	$(288)	$27,281	$(12,785)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	14,289	$1	$215,302	$(3,158)	$(110,432)	$101,713
Exercise of stock options	143	—	1,693	—	—	1,693
Issuance of common stock through ESPP	94	—	936	—	—	936
Vesting of restricted stock units	254	—	—	—	—	—
Repurchases of common stock	—	—	(1,433)			(1,433)
Stock-based compensation	—	—	4,759	—	—	4,759
Other comprehensive loss	—	—	—	(168)	—	(168)
Net income	—	—	—	—	27,449	27,449

Balance at September 30, 2015	14,780	$1	$221,257	$(3,326)	$(82,983)	$134,949

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$27,449	$(12,431)
Less: Income (loss) from discontinued operations, net of tax	25,124	(8,141)

Income (loss) from continuing operations	2,325	(4,290)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,984	5,276
Stock-based compensation	4,595	6,048
Provision for doubtful accounts receivable	10	(43)
Deferred taxes, net	759	788
Excess tax benefits from equity awards	—	(51)
Other, net	287	732
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivable, net	3,399	6,070
Inventories, net	(2,925)	3,002
Other assets	(3,530)	580
Accounts payable and accrued liabilities	(7,575)	1,620
Member redemption liability	(583)	(2,055)
Deferred revenue	(1,171)	(1,327)
Other liabilities	251	(1,306)

Net cash provided by operating activities from continuing operations	826	15,044

Cash flows from investing activities:
Purchases of property and equipment	(4,260)	(5,306)
Purchases of investments	—	(44)
Proceeds from sales of investments	186	126
Proceeds from sales of assets, net	—	30

Net cash used for investing activities from continuing operations	(4,074)	(5,194)

Cash flows from financing activities:
Proceeds from exercises of stock options	1,693	—
Proceeds from employee stock purchase plans	936	826
Repurchases of common stock	(1,433)	(2,380)
Excess tax benefits from equity awards	—	51

Net cash provided by (used for) financing activities from continuing operations	1,196	(1,503)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(969)	(1,173)
Net cash provided by (used for) discontinued operations:
Operating activities	(2,198)	5,246
Investing activities	26,075	(4,392)
Financing activities	—	5
Effect of a change in cash and cash equivalents on discontinued operations	160	(81)

Net cash from discontinued operations	24,037	778

Change in cash and cash equivalents	21,016	7,952
Cash and cash equivalents, beginning of period	78,634	68,047

Cash and cash equivalents, end of period	$99,650	$75,999

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, MyPoints, StayFriends, and Trombi.

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

        As discussed above, the Company reports its business in three reportable segments: Communications, Commerce & Loyalty and Social Media. The Company's primary Communications service is Internet access. The Company's Commerce & Loyalty segment promotes commerce and user engagement through its loyalty marketing service and provides a complete web, browser and mobile shopping experience through a portfolio of online portals, apps, and browser extensions. The Company's Social Media segment provides social networking services and products. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        In August 2015, the Company consummated the sale of its Classmates domestic business unit to Intelius Holdings, Inc. The purchase price received for Classmates domestic business unit was approximately $30 million in cash, subject to a post-closing working capital adjustment. The Stock Purchase Agreement for the sale included customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. Accordingly, the results of operations, the financial condition and the cash flows of Classmates domestic business unit have been presented as discontinued operations for all periods presented.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in San Francisco, California; Schaumburg, Illinois; Fort Lee, New Jersey; Erlangen, Germany; Berlin, Germany; and Hyderabad, India.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet at December 31, 2014 was derived from the Company's audited consolidated financial statements, filed on March 2, 2015, with the SEC in the Company's Annual Report on Form 10- K for the year ended December 31, 2014, but does not include all of the disclosures required by GAAP. The unaudited condensed consolidated balance sheet at December 31, 2014 was revised for the purposes of discontinued operations presentation.

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

Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The core principle of the guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. The amendments in this ASU are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted the standard with no material impact on its consolidated financial statements.

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

2. SEGMENT INFORMATION

        Effective in the first quarter of 2015, the Company modified how it reports segment information to the Company's CODM as the information regularly reviewed by the CODM had changed. As a result of the changes, the Company now reports three operating segments to the CODM, including the Communications segment, as well as separately reporting the operating results of the Commerce & Loyalty and Social Media segments (which, in prior periods, were reported to the CODM together as the Content & Media segment). Further, as a result of the sale of Classmates domestic business unit, the Social Media segment results exclude the Classmates domestic business unit (which, in prior periods, was reported as part of the Social Media segment). These changes have been reflected through a retroactive revision of prior-period segment information to conform to the newly-defined segment information.

        Segment revenues and segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) were as follows (in thousands):

	Quarter Ended September 30, 2015
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$15,201	$—	$5,332	$20,533
Products revenues	959	—	130	1,089
Advertising and other revenues	5,306	9,175	186	14,667

Total segment revenues	$21,466	$9,175	$5,648	$36,289

Segment income (loss) from operations	$7,339	$(219)	$2,355	$9,475

	Quarter Ended September 30, 2014
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$17,097	$—	$6,908	$24,005
Products revenues	1,397	—	266	1,663
Advertising and other revenues	6,801	7,166	354	14,321

Total segment revenues	$25,295	$7,166	$7,528	$39,989

Segment income from operations	$7,309	$263	$3,746	$11,318

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30, 2015
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$48,592	$—	$16,157	$64,749
Products revenues	3,734	—	661	4,395
Advertising and other revenues	16,612	24,580	675	41,867

Total segment revenues	$68,938	$24,580	$17,493	$111,011

Segment income (loss) from operations	$18,798	$(216)	$7,197	$25,779

	Nine Months Ended September 30, 2014
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$51,874	$—	$21,576	$73,450
Products revenues	4,838	—	758	5,596
Advertising and other revenues	20,452	23,120	1,188	44,760

Total segment revenues	$77,164	$23,120	$23,522	$123,806

Segment income (loss) from operations	$21,262	$(1,272)	$10,342	$30,332

        A reconciliation of segment revenues to consolidated revenues was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment revenues:
Communications	$21,466	$25,295	$68,938	$77,164
Commerce & Loyalty	9,175	7,166	24,580	23,120
Social Media	5,648	7,528	17,493	23,522

Total segment revenues	36,289	39,989	111,011	123,806
Corporate revenues	—	—	—	100

Consolidated revenues	$36,289	$39,989	$111,011	$123,906

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment operating expenses:
Communications	$14,127	$17,986	$50,140	$55,902
Commerce & Loyalty	9,394	6,903	24,796	24,392
Social Media	3,293	3,782	10,296	13,180

Total segment operating expenses	26,814	28,671	85,232	93,474
Depreciation	1,487	1,601	4,676	4,959
Amortization of intangible assets	102	105	308	317
Unallocated corporate expenses	5,191	7,439	16,752	24,716

Consolidated operating expenses	$33,594	$37,816	$106,968	$123,466

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated income before income taxes was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment income (loss) from operations:
Communications	$7,339	$7,309	$18,798	$21,262
Commerce & Loyalty	(219)	263	(216)	(1,272)
Social Media	2,355	3,746	7,197	10,342

Total segment income from operations	9,475	11,318	25,779	30,332
Corporate revenues	—	—	—	100
Depreciation	(1,487)	(1,601)	(4,676)	(4,959)
Amortization of intangible assets	(102)	(105)	(308)	(317)
Unallocated corporate expenses	(5,191)	(7,439)	(16,752)	(24,716)
Interest income	150	101	331	292
Other income, net	320	257	390	324

Income before income taxes	$3,165	$2,531	$4,764	$1,056

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Depreciation expense by segment was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Communications	$633	$767	$2,097	$2,248
Commerce & Loyalty	376	344	1,102	1,260
Social Media	315	393	978	1,149
Unallocated corporate	163	97	499	302

Total depreciation expense	$1,487	$1,601	$4,676	$4,959

        Amortization of intangible assets by segment was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commerce & Loyalty	$71	$71	$214	$213
Social Media	31	34	94	104

Total amortization expense	$102	$105	$308	$317

        Geographic revenues are attributed to countries based on the principal location of the Company's entities from which those revenues were generated. Geographic information for revenues was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$30,640	$32,460	$93,515	$100,382
Germany	4,670	6,160	14,482	19,118
Europe, excluding Germany	979	1,369	3,014	4,406

Consolidated revenues	$36,289	$39,989	$111,011	$123,906

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	September 30, 2015	December 31, 2014
United States	$11,775	$13,042
Germany	2,922	2,928
Other	109	231

Total long-lived assets	$14,806	$16,201

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Segment assets are not reported to, or used by, the Company's CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Inventories, Net

        Inventories, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Work-in-process	$—	$411
Finished goods	7,985	5,002

Total	$7,985	$5,413

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Insurance recovery receivable	$4,247	$—
Income taxes receivable	2,945	881
Prepaid expenses	2,853	2,154
Prepaid insurance	181	1,319
Other	2,848	2,061

Total	$13,074	$6,415

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Employee compensation and related liabilities	$7,529	$10,927
Non-income taxes payable	505	527
Income taxes payable	418	5,204
Customer deposits	159	79
Reserve for legal settlements	110	30
Separation payments for an executive officer	—	859
Accrued restructuring and other exit costs	—	200
Other	1,150	719

Total	$9,871	$18,545

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Income taxes payable	$3,717	$3,571
Other	2,300	2,195

Total	$6,017	$5,766

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(49)	$168	$(3,277)	$(3,158)
Other comprehensive income (loss) before reclassifications	4	—	(220)	(216)
Amounts reclassified from accumulated other comprehensive loss	48	—	—	48

Other comprehensive income (loss)	52	—	(220)	(168)

Balance at September 30, 2015	$3	$168	$(3,497)	$(3,326)

        All amounts reclassified from accumulated other comprehensive loss were related to losses on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the unaudited consolidated statement of operations.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment were as follows (in thousands):

	Communications	Commerce & Loyalty	Social Media	Total
Balance at December 31, 2014:
Goodwill (excluding impairment charges)	$13,227	$49,122	$54,613	$116,962
Accumulated impairment charges	(5,738)	(26,606)	(37,756)	(70,100)

Goodwill at December 31, 2014	7,489	22,516	16,857	46,862

Foreign currency translation	—	—	281	281

Balance at September 30, 2015:
Goodwill (excluding impairment charges)	13,227	49,122	54,894	117,243
Accumulated impairment charges	(5,738)	(26,606)	(37,756)	(70,100)

Goodwill at September 30, 2015	$7,489	$22,516	$17,138	$47,143

Intangible Assets, Net

        Intangible assets, net, consisted of the following (in thousands):

	September 30, 2015
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$56,455	$(56,170)	$285
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	11,548	(11,405)	143
Software and technology	5,072	(5,072)	—
Rights, content and intellectual property	2,694	(2,694)	—

Total	$83,669	$(83,241)	$428

	December 31, 2014
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$56,473	$(56,096)	$377
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	11,548	(11,191)	357
Software and technology	5,079	(5,079)	—
Rights, content and intellectual property	2,703	(2,703)	—

Total	$83,703	$(82,969)	$734

        Amortization expense related to intangible assets for the quarter and nine months ended September 30, 2015 was $0.1 million and $0.3 million, respectively. Amortization expense related to intangible assets for the quarter and nine months ended September 30, 2014 was $0.1 million and $0.3 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

        Estimated future intangible assets amortization expense at September 30, 2015 was as follows (in thousands):

			Year Ending December 31,
		Oct-Dec 2015
	Total		2016	2017	2018
Estimated amortization of intangible assets	$428	$101	$183	$83	$61

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivative assets	Other current assets	$61	$149	$341	$1,594
Derivative liabilities	Accrued liabilities	$—	$18	$—	$867

6. FAIR VALUE MEASUREMENTS

Financial Assets and Derivative Instruments

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	September 30, 2015
Description	Level 1	Level 2	Total
Assets:
Money market funds	$65,772	$—	$65,772
Time deposits	—	6,706	6,706
Derivative assets	—	61	61

Total	$65,772	$6,767	$72,539

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

7. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program, which is currently extended through December 31, 2015. From August 2001 through December 2014, the Company had repurchased $150.2 million of its common stock under the Program. There were no repurchases under the Program during the nine months ended September 30, 2015 and, at September 30, 2015, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, we currently do not collect the minimum statutory withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the minimum statutory employee withholding taxes in cash. The amounts remitted in the nine months ended September 30, 2015 and 2014 were $1.4 million and $2.4 million, respectively, for which the Company withheld 0.1 million and 0.2 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Cost of revenues	$44	$69	$155	$153
Sales and marketing	125	121	365	387
Technology and development	159	215	592	638
General and administrative	1,185	1,432	3,483	4,870

Total stock-based compensation	$1,513	$1,837	$4,595	$6,048

Restricted Stock Units

        The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2014	805
Granted	271
Vested	(357)
Forfeited/canceled	(174)

Nonvested at September 30, 2015	545

Stock Options

        The following table summarizes activity for stock options (in thousands):

Outstanding at December 31, 2014	947
Granted	545
Exercised	(143)
Forfeited/canceled	(338)

Outstanding at September 30, 2015	1,011

9. INCOME TAXES

        The Company's provision for income taxes for the quarter ended September 30, 2015 differed from the U.S. federal statutory tax rate of 34% primarily due to a provision for income taxes related to the Company's foreign operations, an income tax accrual related to certain goodwill assets and a tax accrual related to reserves for uncertain tax positions. For the quarter and nine months ended September 30, 2015, the Company utilized the actual effective tax rate (discrete method) in determining the domestic income tax expense, rather than the annual effective tax rate method, as

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

allowed under Accounting Standards Codification ("ASC") 740-270-30-36, Income Taxes—Interim Reporting.

        The Company's tax provision has an unusual relationship to domestic pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter and nine months ended September 30, 2015 included an accrual of a non-cash tax expense of approximately $0.3 million and $1.0 million respectively, in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, the Company does not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

        In March 2015, the Company reached an audit settlement with the Internal Revenue Service related to tax years 2009 through 2012 and, in connection with such settlement, the Company remitted approximately $6.4 million to the Internal Revenue Service in the quarter ended June 30, 2015, for which the Company had previously established a reserve.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$1,881	$989	$2,325	$(4,290)
Income allocated to participating securities	(962)	(12)	(1,139)	—

Income (loss) from continuing operations available to common stockholders	919	977	1,186	(4,290)
Income (loss) from discontinued operations, net of tax, available to common stockholders	24,070	(783)	25,124	(8,141)

Net income (loss) attributable to common stockholders	$24,989	$194	$26,310	$(12,431)

Denominator:
Weighted-average common shares	14,770	14,178	14,622	14,069
Add: Dilutive effect of non-participating securities	19	2	71	—

Shares used to calculate diluted net income (loss) per common share	14,789	14,180	14,693	14,069

Basic net income (loss) per common share:
Continuing operations	$0.06	$0.07	$0.08	$(0.30)
Discontinued operations	1.63	(0.06)	1.72	(0.58)

Basic net income (loss) per common share	$1.69	$0.01	$1.80	$(0.88)

Diluted net income (loss) per common share:
Continuing operations	$0.06	$0.07	$0.08	$(0.30)
Discontinued operations	1.63	(0.06)	1.71	(0.58)

Diluted net income (loss) per common share	$1.69	$0.01	$1.79	$(0.88)

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units that are antidilutive. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2015 were 0.9 million and 1.1 million, respectively. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2014 were 1.2 million and 1.3 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability. The following tables summarize restructuring and other exit costs (in thousands):

Accrued restructuring and other exit costs at December 31, 2014	$200
Restructuring and other exit costs	944
Cash paid for restructuring and other exit costs	(1,144)

Accrued restructuring and other exit costs at September 30, 2015	$—

	Nine Months Ended September 30, 2015
	Communications	Commerce & Loyalty	Corporate	Total
Restructuring and other exit costs:
Employee termination costs	$913	$(2)	$33	$944

Total restructuring and other exit costs	$913	$(2)	$33	$944

	Nine Months Ended September 30, 2014
	Communications	Commerce & Loyalty	Corporate	Total
Restructuring and other exit costs:
Employee termination costs	$262	$1,093	$1,022	$2,377
Facility closure and relocation costs	9	358	—	367

Total restructuring and other exit costs	$271	$1,451	$1,022	$2,744

12. CONTINGENCIES—LEGAL MATTERS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. In February 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark and the court entered judgment in favor of the defendants. In March 2014 plaintiff filed a notice of appeal of the judgment in favor of defendants. The plaintiff's appeal brief was filed in November 2014. Classmates' opposition brief was filed in December 2014. Plaintiff's reply brief was filed in March 2015. Classmates' reply brief was filed in April 2015.

        In 2010, Classmates, Inc., and Florists' Transworld Delivery, Inc. and FTD.COM Inc. (together, the "FTD Parties") received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington and Wisconsin (the "Multistate Work Group"). The inquiry concerned certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors and certain auto-renewal practices of Classmates, Inc. In May 2015, Classmates, Inc. and the FTD Parties entered into settlement agreements with each member of the Multistate Work Group. Under the terms of the settlement agreements, Classmates, Inc. and the FTD Parties denied all wrong-doing and agreed to certain injunctive relief and to two areas of monetary relief: (1) a payment from Classmates, Inc. and the FTD Parties in the aggregate amount of $8 million to be distributed amongst the states in the Multistate Work Group (with approximately $5.18 million to be paid by Classmates, Inc. and approximately $2.82 million to be paid by the FTD Parties); and (2) Classmates, Inc. funding a $3 million restitution program covering eligible consumers in the states in the Multistate Work Group, with any restitution not paid to consumers being paid to such states. The Classmates, Inc. portion of the payments described above relating to the settlement agreements was paid by Classmates, Inc. in July 2015. In October 2015, the Company received insurance proceeds in the amount of $4.2 million related to the Multistate Work Group inquiry and accompanying legal fees. Of this amount, $2.8 million was allocated to United Online, Inc. and $1.4 million was allocated to FTD, which was remitted to FTD in October 2015.

        In November 2013, we consummated the separation of our company into two independent, publicly-traded companies: United Online, Inc., which continues to operate our current business segments, and FTD Companies, Inc., which includes the domestic and international operations of our former FTD segment (the "FTD Spin-Off Transaction"). Prior to the completion of the FTD Spin-Off Transaction, the Company and FTD Companies, Inc. entered into a Separation and Distribution Agreement (as amended, the "Separation Agreement"). The Separation Agreement addresses, among other things, the control and settlement of certain litigation matters that relate to the Company (and certain subsidiaries) and FTD Companies, Inc. (and certain subsidiaries), including the matters related to the Multistate Work Group investigation. The Separation Agreement also provides for the allocation of liabilities and expenses between the Company and FTD Companies, Inc. with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims and related matters.

        In August 2015, the Company consummated the sale of its Classmates domestic business unit. Pursuant to the Stock Purchase Agreement for the disposition, the Company retains some liability for certain legal matters relating to the Classmates domestic business unit, including matters related to the Multistate Work Group investigation and the Memory Lane, Inc. lawsuit.

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

previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages; (iii) if there is uncertainty as to the outcome of pending appeals, motions, or settlements; (iv) if there are significant factual issues to be determined or resolved; and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At September 30, 2015, the Company had reserves totaling $0.1 million for estimated losses related to legal matters. With respect to the legal matters described above that are ongoing, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

13. DISCONTINUED OPERATIONS

Sale of Classmates Domestic Business Unit

        In August 2015, the Company consummated the sale of its Classmates domestic business unit to Intelius Holdings, Inc. The Classmates domestic business unit was previously included as part of the Social Media segment results. Accordingly, the results of operations, financial condition and cash flows of the Classmates domestic business unit have been presented as discontinued operations for all periods presented.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DISCONTINUED OPERATIONS (Continued)

        Revenues and income from discontinued operations related to the Classmates domestic business unit were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$5,755	$13,094	$31,523	$39,605
Operating expenses:
Cost of revenues	963	2,347	5,488	7,582
Sales and marketing	2,162	4,669	12,696	15,686
Technology and development	754	2,563	5,678	8,113
General and administrative	(1,924)	2,886	1,514	11,934
Amortization of intangible assets	186	1,455	987	4,006
Restructuring and other exit costs	—	11	3	375

Total operating expenses	2,141	13,931	26,366	47,696

Operating income (loss)	3,614	(837)	5,157	(8,091)
Other income, net	—	(88)	—	(88)
Gain on disposal of discontinued operations	20,787	—	20,787	—

Income (loss) from discontinued operations before income taxes	24,401	(925)	25,944	(8,179)
Provision for (benefit from) income taxes	331	(142)	820	(38)

Income (loss) from discontinued operations, net of tax	$24,070	$(783)	$25,124	$(8,141)

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DISCONTINUED OPERATIONS (Continued)

        The major classes of assets and liabilities included in discontinued operations related to the Classmates domestic business unit were as follows (in thousands):

December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$161
Accounts receivable, net	397
Inventory, net	3
Deferred tax assets	3,746
Other current assets	1,365

Total current assets	5,672
Property and equipment, net	7,740
Goodwill	16,152
Intangible assets, net	8,714
Other assets	205

Total assets	$38,483

Liabilities
Current liabilities:
Accounts payable	$2,591
Accrued liabilities	12,284
Deferred revenue	16,670

Total current liabilities	31,545
Deferred revenue	1,897
Deferred tax liabilities, net	3,256

Total liabilities	$36,698

        The Company recorded $0.2 million and $0.3 million of transaction-related costs in the quarter and nine months ended September 30, 2015, respectively, in connection with the sale of the Classmates domestic business unit, which was included in discontinued operations in the unaudited condensed consolidated statements of operations. During the quarter ended September 30, 2015, the Company recorded an insurance recovery gain of $2.8 million related to the Classmates' portion of the Multistate Work Group inquiry and accompanying legal fees, which was included in discontinued operations in the consolidated statements of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, MyPoints, StayFriends, and Trombi.

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

        On August 11, 2015, we completed the sale of all of the stock of our wholly-owned subsidiary, Classmates, Inc. to Intelius Holdings, Inc. The purchase price received for the Classmates domestic business unit was approximately $30 million in cash, subject to a post-closing working capital adjustment. The Stock Purchase Agreement for the sale included customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. Accordingly, the results of operations, the financial condition and the cash flows of the Classmates domestic business unit have been presented as discontinued operations for all periods presented. In October 2015, we initiated a process to sell StayFriends, our European websites for social networking products and services. In line with the strategy to sell our former Classmates domestic business unit, StayFriends is not aligned with our longer-term objective to return United Online to growth.

        Our three reportable segments consist of the following:

Segment	Services and Products
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security, web hosting, and voice services
Commerce & Loyalty	Loyalty marketing service, shopping through online portals, apps and browser extensions
Social Media	Social networking services and products

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues in our Communications and Social Media segments are derived from selling subscriptions to consumers, who are typically billed in advance for the entire subscription term.

  •
  Products revenues.  Products revenues in our Communications segment are derived from the sale of mobile broadband devices and mobile phones, as well as the related shipping and handling fees. Products revenues in our Social Media segment are derived from the sale of yearbooks, including the related shipping and handling fees.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives in all of our segments. Commerce & Loyalty segment revenues include fees generated when members complete online transactions, when emails are transmitted to members and when members respond to emails. Commerce & Loyalty segment revenues also include revenues from the sale of physical gift cards and electronic gift codes.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free dial-up Internet access and email accounts that logged on to our services at least once during the preceding 31 days. Social Media segment active accounts are defined as the sum of all pay accounts as of the date presented; and the monthly average for the period of all free accounts who have visited our social networking websites at least once during the period. Segment active accounts for six-month, nine-month and annual periods are calculated as a simple average of the quarterly active accounts for each respective segment.

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

        The pay accounts and ARPU metrics for the Social Media segment may fluctuate significantly from period to period due to various factors, including, but not limited to, the extent to which discounted pricing is offered in prior and current periods, and the churn rate.

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

        The following table sets forth our key business metrics:

	Quarter Ended					Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
						2015	2014
Consolidated:
Revenues (in thousands)	$36,289	$37,562	$37,160	$41,813	$39,989	$111,011	$123,906
Communications:
Segment revenues (in thousands)	$21,466	$23,208	$24,264	$26,001	$25,295	$68,938	$77,164
% of consolidated revenues	59%	62%	65%	62%	63%	62%	62%
Pay accounts (in thousands):
Internet access	256	274	294	301	314	256	314
Other	177	179	184	189	193	177	193

Total pay accounts	433	453	478	490	507	433	507
Segment churn	2.8%	3.0%	3.1%	2.8%	2.8%	3.0%	3.0%
ARPU	$11.30	$11.54	$11.56	$11.14	$10.91	$11.55	$10.74
Segment active accounts (in millions)	1.0	1.0	1.0	1.0	1.1	1.0	1.1
Commerce & Loyalty:
Segment revenues (in thousands)	$9,175	$8,260	$7,145	$9,098	$7,166	$24,580	$23,120
% of consolidated revenues	25%	22%	19%	22%	18%	22%	19%
Gross merchandise sales (in thousands)	52,771	$54,436	$50,669	$68,284	$47,793	$157,876	$142,646
Social Media:
Segment revenues (in thousands)	$5,648	$6,094	$5,751	$6,714	$7,528	$17,493	$23,522
% of consolidated revenues	16%	16%	15%	16%	19%	16%	19%
Pay accounts (in thousands)	1,063	1,095	1,127	1,162	1,200	1,063	1,200
Segment churn	1.9%	2.0%	2.3%	2.1%	1.9%	2.1%	2.2%
ARPU	$1.65	$1.60	$1.60	$1.79	$1.90	$1.61	$1.93
Segment active accounts (in millions)	2.9	3.2	3.3	3.2	3.4	3.1	3.9
Average currency exchange rate:
EUR to USD	1.11	1.11	1.13	1.25	1.33	1.12	1.36

Results of Operations

        The following tables set forth selected historical unaudited condensed consolidated statements of operations and segment information data, which should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2, as well as Quantitative and Qualitative Disclosures About Market Risk and the unaudited condensed consolidated financial statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Quarter and Nine Months Ended September 30, 2015 compared to Quarter and Nine Months Ended September 30, 2014

Consolidated Results

        Unaudited condensed consolidated statement of operations information was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$36,289	$39,989	$111,011	$123,906
Operating expenses:
Cost of revenues	14,735	14,615	44,389	45,849
Sales and marketing	6,586	6,621	21,098	24,005
Technology and development	3,330	3,963	11,562	13,251
General and administrative	8,861	11,991	28,667	37,300
Amortization of intangible assets	102	105	308	317
Restructuring and other exit costs	(20)	521	944	2,744

Total operating expenses	33,594	37,816	106,968	123,466

Operating income	2,695	2,173	4,043	440
Interest income	150	101	331	292
Other income, net	320	257	390	324

Income before income taxes	3,165	2,531	4,764	1,056
Provision for income taxes	1,284	1,542	2,439	5,346

Income (loss) from continuing operations	1,881	989	2,325	(4,290)
Income (loss) from discontinued operations, net of tax	24,070	(783)	25,124	(8,141)

Net income (loss)	$25,951	$206	$27,449	$(12,431)

Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$36,289	$39,989	$(3,700)	(9)%	$111,011	$123,906	$(12,895)	(10)%
Revenues as a percentage of total segment revenues:
Communications	59.2%	63.3%			62.1%	62.3%
Commerce & Loyalty	25.3%	17.9%			22.1%	18.7%
Social Media	15.6%	18.8%			15.8%	19.0%

        The decrease in consolidated revenues for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to a $3.8 million decrease in revenues from our Communications segment and a $1.9 million decrease in revenues from our Social Media segment, partially offset by a $2.0 million increase in revenues from our Commerce & Loyalty segment.

        The decrease in consolidated revenues for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to an $8.2 million decrease in revenues from our Communications segment and a $6.0 million decrease in revenues from our Social Media segment, partially offset by a $1.5 million increase in revenues from our Commerce & Loyalty segment.

Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Cost of revenues	$14,735	$14,615	$120	1%	$44,389	$45,849	$(1,460)	(3)%
Cost of revenues as a percentage of total segment cost of revenues:
Communications	57.0%	72.8%			64.5%	70.6%
Commerce & Loyalty	39.9%	22.4%			31.8%	24.5%
Social Media	3.1%	4.8%			3.7%	4.9%

        The increase in consolidated cost of revenues for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was due to a $2.6 million increase in cost of revenues associated with our Commerce & Loyalty segment, largely offset by a $2.0 million decrease in cost of revenues associated with our Communications segment and a $0.2 million decrease in cost of revenues associated with our Social Media segment.

        The decrease in consolidated cost of revenues for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $3.2 million decrease in cost of revenues associated with our Communications segment, a $0.5 million decrease in cost of revenues associated with our Social Media segment and a $0.5 million decrease in depreciation expense. These decreases were partially offset by a $2.9 million increase in cost of revenues associated with our Commerce & Loyalty segment.

Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$6,586	$6,621	$(35)	(1)%	$21,098	$24,005	$(2,907)	(12)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Communications	45.6%	47.5%			47.1%	45.4%
Commerce & Loyalty	34.0%	28.5%			31.4%	28.9%
Social Media	20.4%	24.0%			21.5%	25.7%

        Consolidated sales and marketing expenses was relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

        The decrease in consolidated sales and marketing expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $1.6 million decrease in sales and marketing expenses associated with our Social Media segment, a $1.0 million decrease in sales and marketing expenses associated with our Communications segment and a $0.3 million decrease in sales and marketing expenses associated with our Commerce & Loyalty segment.

Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Technology and development	$3,330	$3,963	$(633)	(16)%	$11,562	$13,251	$(1,689)	(13)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Communications	52.3%	63.8%			63.0%	60.7%
Commerce & Loyalty	23.1%	19.5%			19.5%	20.9%
Social Media	24.6%	16.7%			17.5%	18.5%

        The decrease in consolidated technology and development expenses for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to a decrease in technology and development expenses associated with our Communications segment.

        The decrease in consolidated technology and development expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $0.7 million decrease in technology and development expenses associated with our Communications segment, a $0.4 million decrease in technology and development expenses associated with our Commerce & Loyalty segment and a $0.4 million decrease in technology and development expenses associated with our Social Media segment.

General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$8,861	$11,991	$(3,130)	(26)%	$28,667	$37,300	$(8,633)	(23)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Communications	49.2%	57.8%			52.8%	55.6%
Commerce & Loyalty	25.7%	20.4%			24.6%	22.8%
Social Media	25.2%	21.8%			22.6%	21.6%

        The decrease in consolidated general and administrative expenses for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to a $2.1 million decrease in unallocated corporate expenses and a $0.9 million decrease in general and administrative expenses associated with our Communications segment.

        The decrease in consolidated general and administrative expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $6.9 million decrease in unallocated corporate expenses, a $1.5 million decrease in general and administrative expenses associated with our Communications segment, a $0.3 million decrease in general and administrative expenses associated with our Social Media segment, and a $0.3 million decrease in general and administrative expenses associated with our Commerce & Loyalty segment. These decreases were partially offset by a $0.4 million increase in depreciation expense.

Amortization of Intangible Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$102	$105	$(3)	(3)%	$308	$317	$(9)	(3)%

        Amortization of intangible assets was essentially flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, as well as for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$(20)	$521	$(541)	(104)%	$944	$2,744	$(1,800)	(66)%

        Consolidated restructuring and other exit costs for the quarter ended September 30, 2014 included $0.4 million of facility closure and relocation costs in our Commerce & Loyalty segment, $0.1 million of unallocated corporate employee termination costs and $0.1 million of employee termination costs in our Communications segment.

        Consolidated restructuring and other exit costs for the nine months ended September 30, 2014 primarily included $1.1 million and $0.3 million of employee termination costs in our Commerce & Loyalty and Communications segments, respectively, as well as $1.0 million of unallocated corporate employee termination costs, and $0.4 million of facility closure and relocation costs in our Commerce & Loyalty segment. Consolidated restructuring and other exit costs for the nine months ended September 30, 2015 were primarily related to employee termination costs in our Communications segment.

Interest Income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Interest income	$150	$101	$49	49%	$331	$292	$39	13%

        Interest income was relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, as well as for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Other Income, Net

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Other income, net	$320	$257	$63	25%	$390	$324	$66	20%

        The increase in other income, net, for the quarter and nine months ended September 30, 2015, compared to the quarter and nine months ended September 30, 2014, was due to $0.3 million of transition services income earned in the quarter and nine months ended September 30, 2015, partially offset by decreases in gains related to forward foreign currency exchange contracts.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Provision for income taxes	$1,284	$1,542	$2,439	$5,346
Effective income tax rate	40.6%	60.9%	51.2%	506.3%

        For the quarter ended September 30, 2015, we utilized the actual effective tax rate (discrete method) in determining the domestic income tax expense, rather than the annual effective tax rate method, as allowed under Accounting Standards Codification ("ASC") 740-270-30-36, Income Taxes—Interim Reporting. For the quarter ended September 30, 2015, we recorded a provision for income taxes totaling $1.3 million on pre-tax income of $3.2 million, compared to a provision for income taxes totaling $1.5 million on a pre-tax income of $2.5 million for the quarter ended September 30, 2014. Our effective income tax rate of 40.6% for the quarter ended September 30, 2015 was higher than the statutory tax rate primarily due to a provision for income taxes related to our foreign operations, an income tax accrual related to certain goodwill assets and a tax accrual related to reserves for uncertain tax positions. The change in our effective income tax rate for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due an income tax accrual related to certain goodwill assets, tax benefits related to federal and various state audit settlements for tax years 2009 through 2012, and a decrease in foreign taxes.

        For the nine months ended September 30, 2015, we recorded a provision for income taxes totaling $2.4 million on pre-tax income of $4.8 million, compared to a provision for income taxes totaling $5.3 million on a pre-tax income of $1.1 million for the nine months ended September 30, 2014. Our effective income tax rate of 51.2% for the nine months ended September 30, 2015 was higher than the statutory tax rate primarily due to a provision for income taxes related to our foreign operations, an income tax accrual related to certain goodwill assets, tax benefits related to federal and various state audit settlements for tax years 2009 through 2012, benefits related to the reallocation of pro forma taxes to discontinued operations, and the release of reserves for uncertain tax positions taken in prior periods. The change in our effective income tax rate for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to tax benefits related to federal and various state audit settlements for tax years 2009 through 2012, a decrease in foreign taxes, benefits related to the reallocation of pro forma taxes to discontinued operations, an income tax benefit related to certain goodwill assets, and the release of reserves for uncertain tax positions taken in prior periods.

        Our tax provision has an unusual relationship to domestic pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter and nine months ended September 30, 2015 included an accrual of a non-cash tax expense of approximately $0.3 million and $1.0 million respectively, in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). The tax provision recorded in the quarter and nine months ended September 30, 2014 included an accrual of a non-cash tax benefit and non-cash tax expense of approximately $0.4 million and $1.3 million respectively, in connection with naked credits. Specifically, we do not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

Segment Results

        Information for our reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Communications		Commerce & Loyalty		Social Media
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014	2015	2014
Revenues	$21,466	$25,295	$9,175	$7,166	$5,648	$7,528
Operating expenses:
Cost of revenues	8,108	10,110	5,677	3,115	446	669
Sales and marketing	3,002	3,146	2,235	1,886	1,346	1,588
Technology and development	1,293	1,955	572	598	608	513
General and administrative	1,744	2,683	910	946	893	1,012
Restructuring and other exit costs	(20)	92	—	358	—	—

Total operating expenses	14,127	17,986	9,394	6,903	3,293	3,782

Segment income (loss) from operations	$7,339	$7,309	$(219)	$263	$2,355	$3,746

	Communications		Commerce & Loyalty		Social Media
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Revenues	$68,938	$77,164	$24,580	$23,120	$17,493	$23,522
Operating expenses:
Cost of revenues	27,575	30,781	13,584	10,687	1,580	2,122
Sales and marketing	9,927	10,896	6,622	6,941	4,542	6,164
Technology and development	5,585	6,305	1,727	2,170	1,548	1,919
General and administrative	6,141	7,649	2,865	3,143	2,626	2,975
Restructuring and other exit costs	912	271	(2)	1,451	—	—

Total operating expenses	50,140	55,902	24,796	24,392	10,296	13,180

Segment income (loss) from operations	$18,798	$21,262	$(216)	$(1,272)	$7,197	$10,342

Communications Segment Results

Communications Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages and ARPU)
Services	$15,201	$17,097	$(1,896)	(11)%	$48,592	$51,874	$(3,282)	(6)%
Products	959	1,397	(438)	(31)%	3,734	4,838	(1,104)	(23)%
Advertising	5,306	6,801	(1,495)	(22)%	16,612	20,452	(3,840)	(19)%

Total Communications Revenues	$21,466	$25,295	$(3,829)	(15)%	$68,938	$77,164	$(8,226)	(11)%

ARPU	$11.30	$10.91	$0.39	4%	$11.55	$10.74	$0.81	8%
Average number of pay accounts	443	516	(73)	(14)%	461	530	(69)	(13)%

        The decrease in Communications services revenues for the quarter and nine months ended September 30, 2015, compared to the quarter and nine months ended September 30, 2014, was due to decreases in dial-up and DSL revenues attributed to lower dial-up and DSL subscribers, partially offset by an increase in ARPU for these services. The decreases in Communications services revenues for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, were partially offset by increases in mobile broadband revenues due to increases in mobile broadband subscribers. The decreases in Communications advertising revenues were due to decreases in advertising impressions from the decline in active accounts. The decreases in Communications products revenues were due to lower mobile broadband signs-ups. We anticipate pay accounts will continue to decline year over year in 2015.

Communications Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications cost of revenues	$8,108	$10,110	$(2,002)	(20)%	$27,575	$30,781	$(3,206)	(10)%
Communications cost of revenues as a percentage of Communications revenues	37.8%	40.0%			40.0%	39.9%

        The decrease in Communications cost of revenues for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to a $0.9 million decrease in costs associated with our mobile broadband services attributable to lower sign-ups and lower wireless device costs, a $0.5 million decrease in costs associated with our advertising sales primarily due to a performance credit from an advertising services provider, a $0.4 million decrease in costs associated with our dial-up and DSL service attributable to lower dial-up and DSL subscribers, and a $0.2 million decrease in personnel and overhead-related costs.

        The decrease in Communications cost of revenues for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $1.5 million decrease in costs due to lower DSL and dial-up subscribers, a $1.0 million decrease attributable to lower mobile broadband sign ups and lower wireless device costs, a $0.4 million decrease in costs associated with our advertising sales attributable to a decrease in advertising impressions delivered and a performance credit from an advertising services provider, a $0.3 million decrease in personnel and overhead-related costs, and a $0.2 million decrease in costs of add-on services of dial-up and DSL subscribers.

Communications Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications sales and marketing	$3,002	$3,146	$(144)	(5)%	$9,927	$10,896	$(969)	(9)%
Communications sales and marketing expenses as a percentage of Communications revenues	14.0%	12.4%			14.4%	14.1%

        Communications sales and marketing expenses were relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

        The decrease in Communications sales and marketing expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $0.4 million decrease in personnel and overhead-related costs as a result of restructuring initiatives, a $0.3 million decrease in mobile broadband advertising expenses resulting from cost savings initiatives and a $0.2 million decrease in customer relationship management costs attributable to our dial-up and DSL services.

Communications Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications technology and development	$1,293	$1,955	$(662)	(34)%	$5,585	$6,305	$(720)	(11)%
Communications technology and development expenses as a percentage of Communications revenues	6.0%	7.7%			8.1%	8.2%

        The decrease in Communications technology and development expenses for the quarter and nine months ended September 30, 2015, compared to the quarter and nine months ended September 30, 2014, was primarily due to a decrease in personnel and overhead-related costs as a result of restructuring initiatives.

Communications General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications general and administrative	$1,744	$2,683	$(939)	(35)%	$6,141	$7,649	$(1,508)	(20)%
Communications general and administrative expenses as a percentage of Communications revenues	8.1%	10.6%			8.9%	9.9%

        The decrease in Communications general and administrative expenses for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to a $0.6 million decrease in personnel and overhead-related costs as a result of restructuring initiatives, as well as a $0.2 million decrease in professional services and consulting fees.

        The decrease in Communications general and administrative expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $1.3 million decrease in personnel and overhead-related costs as a result of restructuring initiatives, as well as a $0.2 million decrease in professional services and consulting fees.

Communications Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$(20)	$92	$(112)	(122)%	$912	$271	$641	237%

        Communications restructuring and other exit costs for the nine months ended September 30, 2015 and 2014 consisted primarily of employee termination costs. These restructuring charges were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability.

Commerce & Loyalty Segment Results

Commerce & Loyalty Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Advertising and other revenues	$9,175	$7,166	$2,009	28%	$24,580	$23,120	$1,460	6%

        The increase in Commerce & Loyalty revenues for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to a $2.1 million increase in gift card revenues and the Swappable gift card desktop and mobile app revenues.

        The increase in Commerce & Loyalty revenues for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $2.6 million increase in gift card revenues and the Swappable gift card desktop and mobile app revenues. This increase was partially offset by a $0.5 million decrease in display advertising revenues, as well as a $0.4 million decrease in market research revenues.

Commerce & Loyalty Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty cost of revenues	$5,677	$3,115	$2,562	82%	$13,584	$10,687	$2,897	27%
Commerce & Loyalty cost of revenues as a percentage of Commerce & Loyalty revenues	61.9%	43.5%			55.3%	46.2%

        The increase in Commerce & Loyalty cost of revenues for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to a $2.4 million increase in costs related to the sale of gift cards and a $0.3 million increase in point costs across other revenue channels primarily as a result of changes in the estimated future points to be redeemed.

        The increase in Commerce & Loyalty cost of revenues for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $3.1 million increase in costs related to the sale of gift cards and a $0.6 million increase in point costs across other revenue channels primarily as a result of changes in the estimated future points to be redeemed, partially offset by a $0.5 million decrease in personnel and overhead-related costs due to our restructuring initiatives in April 2014 and a $0.3 million decrease in hosting and software-related fees.

Commerce & Loyalty Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty sales and marketing	$2,235	$1,886	$349	19%	$6,622	$6,941	$(319)	(5)%
Commerce & Loyalty sales and marketing expenses as a percentage of Commerce & Loyalty revenues	24.4%	26.3%			26.9%	30.0%

        The increase in Commerce & Loyalty sales and marketing expenses for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to an increase in loyalty marketing spend due to increased promotions for the Swappable gift card app.

        The decrease in Commerce & Loyalty sales and marketing expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $0.7 million decrease in personnel and overhead-related costs as a result of our restructuring initiatives in April 2014, partially offset by a $0.3 million increase in loyalty marketing spend due to increased promotions for the Swappable gift card app.

Commerce & Loyalty Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty technology and development	$572	$598	$(26)	(4)%	$1,727	$2,170	$(443)	(20)%
Commerce & Loyalty technology and development expenses as a percentage of Commerce & Loyalty revenues	6.2%	8.3%			7.0%	9.4%

        Commerce & Loyalty technology and development expenses were relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

        The decrease in Commerce & Loyalty technology and development expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a decrease in personnel and overhead-related costs as a result of our restructuring initiatives in April 2014.

Commerce & Loyalty General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty general and administrative	$910	$946	$(36)	(4)%	$2,865	$3,143	$(278)	(9)%
Commerce & Loyalty general and administrative expenses as a percentage of Commerce & Loyalty revenues	9.9%	13.2%			11.7%	13.6%

        Commerce & Loyalty general and administrative expenses were relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

        The decrease in Commerce & Loyalty general and administrative expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a decrease in personnel and overhead-related costs as a result of our restructuring initiatives in April 2014.

Commerce & Loyalty Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty restructuring and other exit costs	$—	$358	$(358)	(100)%	$(2)	$1,451	$(1,453)	(100)%

        Commerce & Loyalty restructuring and other exit costs for the quarter ended September 30, 2014 consisted primarily of facility closure and relocation costs. Restructuring and other exit costs for the nine months ended September 30, 2014 consisted primarily of employee termination costs and facility closure and relocation costs. These restructuring charges were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability.

Social Media Segment Results

Social Media Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages and ARPU)
Services	$5,332	$6,908	$(1,576)	(23)%	$16,157	$21,576	$(5,419)	(25)%
Products	130	266	(136)	(51)%	661	758	(97)	(13)%
Advertising	186	354	(168)	(47)%	675	1,188	(513)	(43)%

Total Social Media Revenues	$5,648	$7,528	$(1,880)	(25)%	$17,493	$23,522	$(6,029)	(26)%

ARPU	$1.65	$1.90	$(0.25)	(13)%	$1.61	$1.93	$(0.32)	(17)%
Average pay accounts	1,079	1,213	(134)	(11)%	1,113	1,244	(131)	(11)%

        The decrease in Social Media services revenues for the quarter and nine months ended September 30, 2015, compared to the quarter and nine months ended September 30, 2014, was primarily due to a decrease in ARPU primarily due to a weaker Euro versus the U.S. Dollar, as well as a decrease in average pay accounts. The decrease in Social Media advertising revenues was attributable to lower active accounts and a decrease in advertising impressions delivered. Adjusting for the unfavorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media revenues decreased by $0.8 million, or 11% for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Adjusting for the unfavorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media revenues decreased by $2.3 million, or 10% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. We anticipate revenues and pay accounts will continue to decline year over year in 2015. We anticipate ARPU will continue to decline year over year in 2015 as a result of the unfavorable impact of foreign currency exchange rates.

Social Media Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media cost of revenues	$446	$669	$(223)	(33)%	$1,580	$2,122	$(542)	(26)%
Social Media cost of revenues as a percentage of Social Media revenues	7.9%	8.9%			9.0%	9.0%

        Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media cost of revenues decreased by $0.1 million, or 20%.

        The decrease in Social Media cost of revenues for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $0.3 million decrease in hosting and software-related fees. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media cost of revenues decreased by $0.2 million, or 9%.

Social Media Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media sales and marketing	$1,346	$1,588	$(242)	(15)%	$4,542	$6,164	$(1,622)	(26)%
Social Media sales and marketing expenses as a percentage of Social Media revenues	23.8%	21.1%			26.0%	26.2%

        Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media sales and marketing expenses were relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

        The decrease in Social Media sales and marketing expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to reduced spending on customer acquisition. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media sales and marketing expenses decreased by $0.6 million, or 10% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Social Media Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media technology and development	$608	$513	$95	19%	$1,548	$1,919	$(371)	(19)%
Social Media technology and development expenses as a percentage of Social Media revenues	10.8%	6.8%			8.8%	8.2%

        Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media technology and development expenses increased by $0.2 million, or 40% for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

        The decrease in Social Media technology and development expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due to a decrease in personnel and overhead-related costs. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media technology and development expenses were relatively flat for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Social Media General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Social Media general and administrative	$893	$1,012	$(119)	(12)%	$2,626	$2,975	$(349)	(12)%
Social Media general and administrative expenses as a percentage of Social Media revenues	15.8%	13.4%			15.0%	12.6%

        Social Media general and administrative expenses were relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

        The decrease in Social Media general and administrative expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $0.4 million decrease in personnel and overhead-related costs. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media general and administrative expenses increased by $0.2 million, or 7%.

Unallocated Corporate Results

Corporate Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Corporate revenues	$—	$—	$—	—%	$—	$100	$(100)	(100)%

        Corporate revenues for the nine months ended September 30, 2014 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction.

Unallocated Corporate Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate cost of revenues	$18	$57	$(39)	(68)%	$56	$173	$(117)	(68)%

        Unallocated corporate cost of revenues consist of indirect cost of revenues associated with our former Classmates domestic business unit, which were not included in the results of discontinued operations. Unallocated corporate cost of revenues were relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, as well as the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Unallocated Corporate Technology and Development Expenses

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate technology and development expenses	$221	$217	$4	2%	$742	$685	$57	8%

        Unallocated corporate technology and development expenses consist of indirect technology and development associated with our former Classmates domestic business unit, which were not included in the results of discontinued operations. Unallocated corporate technology and development expenses were relatively flat for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, as well as the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Unallocated Corporate General and Administrative Expenses

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative expenses	$4,952	$7,094	$(2,142)	(30)%	$15,920	$22,836	$(6,916)	(30)%

        Unallocated corporate general and administrative expenses include general and administrative expenses associated with our former Classmates domestic business unit, which were not included in the results of discontinued operations. The decrease in unallocated corporate general and administrative expenses for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily due to a $1.3 million decrease in personnel and overhead-related costs and a $0.9 million decrease in professional services and consulting fees. Unallocated corporate general and administrative expenses associated with our former Classmates domestic business unit totaled $0.2 million and $0.5 million for the quarters ended September 30, 2015 and 2014, respectively.

        The decrease in unallocated corporate general and administrative expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a $5.0 million decrease in personnel and overhead-related costs due to our restructuring initiatives, including lower facilities-related costs in connection with moving our corporate headquarters, a $1.8 million decrease in professional services and consulting fees and a $0.3 million decrease in reserves recorded for legal settlements. These decreases were partially offset by a $0.3 million increase in transaction-related costs. Unallocated corporate general and administrative expenses associated with our former Classmates domestic business unit totaled $1.3 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively. We anticipate unallocated corporate general and administrative expenses will continue to decline year over year in 2015.

Unallocated Corporate Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$—	$71	$(71)	(100)%	$34	$1,022	$(988)	(97)%

        Unallocated corporate restructuring and other exit costs for the quarters and nine months ended September 30, 2015 and 2014 consisted of employee termination costs.

Liquidity and Capital Resources

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

        Our total cash and cash equivalents balance increased by $21.0 million, or 27%, to $99.7 million at September 30, 2015, compared to $78.6 million at December 31, 2014. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$826	$15,044
Net cash used for investing activities	$(4,074)	$(5,194)
Net cash provided by (used for) financing activities	$1,196	$(1,503)

        Net cash provided by operating activities decreased by $14.2 million, or 95%. The decrease was primarily driven by:

  •
  a $9.2 million unfavorable change in accounts payable and accrued liabilities due to a $6.4 million payment made in the nine months ended September 30, 2015 for a settlement with the Internal Revenue Service; and decreases in liabilities related to personnel-related expenses due to our restructuring initiatives, as well as a separation payment made to an executive officer in the nine months ended September 30, 2015;

  •
  a $5.9 million unfavorable change in inventories due to an increase in purchases of gift cards for our Commerce & Loyalty segment and, to a lesser extent, an increase in purchases of mobile broadband devices for our Communications segment in the nine months ended September 30, 2015;

  •
  a $4.1 million unfavorable change in other assets primarily due to an increase in income taxes receivable and a receivable related to an insurance recovery;

  •
  a $2.7 million unfavorable change in accounts receivable due to a decline in Commerce & Loyalty revenues in 2014 primarily as a result of our restructuring initiatives in the nine months ended September 30, 2014;

  •
  a $1.6 million favorable change in other liabilities due to an increase in reserves for uncertain tax positions in the nine months ended September 30, 2014; and

  •
  a $1.5 million favorable change in member redemption liability increased primarily due to a decline in Commerce & Loyalty revenues in 2014 primarily as a result of our restructuring initiatives in the nine months ended September 30, 2014.

        The decrease in cash provided by operating activities was partially offset by a $4.5 million increase in income from continuing operations, net of non-cash reconciling items.

        Net cash used for investing decreased by $1.1 million, or 22%. The decrease was primarily due a decrease in purchases of property and equipment.

        Capital expenditures for the nine months ended September 30, 2015 totaled $4.3 million. Property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets was immaterial at September 30, 2015. At December 31, 2014, we had $2.6 million of property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2015 will be in the range of $5.0 million to $6.0 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash provided by financing activities increased by $2.7 million, or 180%. The increase was primarily due to a $1.8 million increase in proceeds from exercises of stock options and sales under our employee stock purchase plan and a $0.9 million decrease in repurchases of common stock.

        Future cash flows from financing activities may also be affected by our repurchases of shares of our common stock. Our Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. Our Board of Directors has approved and ratified the Program through December 31, 2015. There were no repurchases under the Program during the nine months ended September 30, 2015 and, at September 30, 2015, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the nine months ended September 30, 2015 and 2014 were $1.4 million and $2.4 million, respectively, for which we withheld 0.1 million and 0.2 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency, which may result in restructuring. Although restructuring efforts may reduce expenses and generate improved operating efficiencies, there can be no assurances that our restructuring efforts will be successful. In addition, past restructuring activities may not be a good indication of future restructuring opportunities, and any restructuring of our businesses may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors. We recorded $0.9 million of restructuring and other exit costs in the nine months ended September 30, 2015, which consisted of employee termination costs. During the nine months ended September 30, 2015, we paid $1.1 million of restructuring and other exit costs. At September 30, 2015, there were no accrued restructuring and other exit costs.

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

        In March 2015, we reached an audit settlement with the Internal Revenue Service and, in connection with such settlement, we remitted $6.4 million to the Internal Revenue Service in the quarter ended June 30, 2015, for which we had previously established a reserve. Additionally, as discussed in Note 12, "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, Classmates, Inc. cooperated with a Multistate Work Group of Attorneys General in connection with their investigations of our former post-transaction sales practices and certain other current or former business practices. In May 2015, Classmates, Inc. executed settlement agreements with each member of the Multistate Work Group, and in July 2015, we remitted $8.2 million in connection with the settlements. In October 2015, we received insurance proceeds in the amount of $4.2 million related to the Multistate Work Group inquiry and accompanying legal fees. Of this amount, $2.8 million was allocated to United Online, Inc. and $1.4 million was allocated to FTD, which was remitted to FTD in October 2015.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, future acquisitions of other businesses or intangible assets, including rights, content and intellectual property, and may have a material adverse effect on our business, financial position, results of operations, and cash flows. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then- current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        There were no material changes to our contractual obligations during the quarter ended September 30, 2015, with the exception of liabilities for uncertain tax positions. At September 30, 2015, we had liabilities for uncertain tax positions totaling $4.8 million, of which $1.0 million was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. For example, we agreed to indemnify the purchaser of our former Classmates domestic business unit for certain liabilities and have retained responsibility for certain legal proceedings relating to the Classmates domestic business unit. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities, including those arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At September 30, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

        While we do not currently maintain any short-term investments, we do invest in money market funds and time deposits, which are classified as cash and cash equivalents in our consolidated balance sheets. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At September 30, 2015, we did not have any fixed or floating rate debt obligations.

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

        We utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At September 30, 2015, we did not have any open forward foreign currency exchange contracts accounted for as net investment hedges or cash flow hedges.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency exchange contracts could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10%, the impact on accumulated other comprehensive loss would be immaterial at September 30, 2015.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At September 30, 2015, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $0.3 million. If the U.S. dollar weakened or strengthened by 10%, the impact on other income, net, would have been immaterial for the nine months ended September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 12, "Contingencies—Legal Matters" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

        There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, and has been made available at www.sec.gov and at www.unitedonline.com. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2014 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There were no material changes to the risk factors during the nine months ended September 30, 2015, compared to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2014, other than with respect to the risk factors described below. In addition, for clarity, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading "Additional Risks Relating to our Content & Media Segment" apply to our Commerce & Loyalty and Social Media segments, and may also apply, depending on the risk factor, to our Communications segment.

RISKS RELATING TO OUR BUSINESS GENERALLY

Divestitures or other dispositions could negatively impact our business.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency and may divest, spin-off, split-off, or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, we completed the spin-off of FTD in November 2013 and sold our Classmates domestic business unit in August 2015. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts, distract management, disrupt our business, negatively impact market perception of our prospects and involve the loss of key employees, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed, which could have a material effect on our financial statements. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that divestiture or other disposition efforts will be successful in generating improved operating efficiencies. In addition, past disposition activities may not be a good indication of future disposition opportunities, and any divestiture or other disposition of any business may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors.

There are a number of risks associated with our sale of Classmates and they may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        On August 11, 2015, we completed the sale of our Classmates business unit. There are a number of risks associated with the sale of the Classmates domestic business unit, including, without limitation, the following:

  •
  we are smaller and less diversified as compared to immediately prior to the consummation of the sale of the Classmates domestic business unit. This could cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition;

  •
  the sale of the Classmates domestic business unit reduces revenues, operating income and cash flows. With this reduction in revenues and cash flows, the sale could also have an adverse effect on our results of operations and financial position;

  •
  we agreed to indemnify the purchaser for certain liabilities, and have retained responsibility for certain legal proceedings relating to the Classmates domestic business unit. Certain indemnities that we provided to the purchaser are not subject to any limits on the aggregate amount of the liability, may be significant and could negatively impact our business.

        Any of the foregoing, in addition to any other risks related to the transaction that are not specifically described above, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program, which is currently extended through December 31, 2015. From August 2001 through December 2014, the Company had repurchased $150.2 million of its common stock under the Program. There were no repurchases under the Program during the nine months ended September 30, 2015 and, at September 30, 2015, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended September 30, 2015 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
July 1 - July 31, 2015	5	$15.32	—	$80,000
August 1 - August 31, 2015	4	$12.13	—	$80,000
September 1 - September 30, 2015	—	$—	—	$80,000

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

Date: November 6, 2015	UNITED ONLINE, INC. (Registrant)
	By:	/s/ EDWARD K. ZINSER Edward K. Zinser Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 6, 2015	UNITED ONLINE, INC. (Registrant)
	By:	/s/ MICHELLE D. STALICK Michelle D. Stalick Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

				Incorporated by Reference to
		Filed with this Form 10-Q
No.	Exhibit Description		Form	Exhibit No.	File No.	Date Filed
2.1	Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	2.1	000-33367	11/6/2013
2.2	Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of May 20, 2015		10-Q	2.1	000-33367	8/6/2015
2.3	Stock Purchase Agreement by and among Intelius Holdings, Inc., the Registrant and Classmates Media Corporation, dated as of August 11, 2015	X
3.1	Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	3.1	000-33367	3/13/2014
3.2	Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	3.2	000-33367	3/13/2014
10.1	Offer Letter between the Registrant and Mark Harrington, dated as of July 20, 2015	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	Exhibit No.	File No.	Date Filed
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X