Form 10-K
period 2015-12-31
UNITED ONLINE INC
filed 2016-03-03
CIK 1142701

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         At June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by The Nasdaq Global Select Market, was $228,181,573 (calculated by excluding shares directly or indirectly held by directors and officers).

         At February 26, 2016, there were 14,942,456 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the 2016 annual meeting of stockholders, or an amendment on Form 10-K/A, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 2015.

UNITED ONLINE, INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2015

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions, dispositions and restructuring activities; our strategies; our pursuit of long-term growth initiatives; our future financial performance and results, revenues, segment metrics, operating expenses, market trends, liquidity, cash flows and uses of cash, dividends, capital expenditures, depreciation and amortization, tax payments, foreign currency exchange rates, and hedging arrangements; our ability to invest in initiatives; our plans for services and products, pricing, and marketing efforts; competition; the impact of actions by stockholder activists; the outcome of legal matters; and the impact of accounting pronouncements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from those set forth or contemplated in the forward-looking statements, including, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our estimates and assumptions only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and reported results should not be considered an indication of future performance. We undertake no obligation to update these forward-looking statements to reflect the impact of events or circumstances arising after the date hereof, unless required by law.

PART I

ITEM 1.    BUSINESS

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including NetZero, Juno, MyPoints, StayFriends, and Trombi.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, we acquired Classmates Online, Inc. (whose name was changed to Classmates, Inc. in December 2013, "Classmates"), a provider of social networking services, and in 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of a loyalty marketing service. In 2008, we acquired FTD Group, Inc., a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), an online high school social network that enables members to reconnect and interact with their former classmates, which became part of our former Classmates business. On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, including FTD Group, Inc., "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). As a result, FTD's financial results are presented as discontinued operations in our consolidated financial statements.

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

        On August 11, 2015, we completed the sale of all of the stock of our wholly-owned subsidiary, Classmates, Inc. to Intelius Holdings, Inc. The purchase price received for the Classmates domestic business unit was $30.6 million in cash. The Stock Purchase Agreement for the sale included customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. Accordingly, the results of operations, the financial condition and the cash flows of the Classmates domestic business unit have been presented as discontinued operations for all periods presented.

        We report our businesses in three reportable segments:

Segment	Services and Products
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security, and web hosting
Commerce & Loyalty	Loyalty marketing service, shopping through online portals, apps and browser extensions
Social Media	Social networking services and products

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues in our Communications and Social Media segments are derived from selling subscriptions to consumers, who are typically billed in advance for the entire subscription term.

  •
  Products revenues.  Products revenues in our Communications segment are derived from the sale of mobile broadband devices, as well as the related shipping and handling fees. Products revenues in our Social Media segment are derived from the sale of yearbooks, including the related shipping and handling fees.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives in all of our segments. Advertising and other revenues in our Commerce & Loyalty segment also include fees generated when members complete online transactions, when emails are transmitted to members and when members respond to emails and revenues from the sale of physical gift cards and electronic gift codes.

Communications Segment

        Our principal Communications pay service is Internet access, offered under the NetZero and Juno brands. Internet access includes dial-up service, mobile broadband and DSL. We also offer email, Internet security, web hosting services, and other services. In total, we had 403,000 Communications pay accounts at December 31, 2015, of which 229,000 were Internet access pay accounts and 174,000 were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. The majority of our Communications revenues are derived from dial-up Internet access, DSL and other Communications services. In addition, our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

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

        In 2012, we began offering our mobile broadband service as part of a wholesale agreement with Clearwire. In January 2014, we expanded the coverage area to include the Sprint 3G network. In November 2014, we expanded coverage to include the Sprint 4G LTE network. In November 2015, we discontinued service under the Clearwire agreement. We offer consumers the option to access the service by purchasing either a USB modem to connect a single device such as a PC or a Mac® computer, a personal hotspot or a hotspot-enabled tablet, both of which can connect multiple Wi-Fi enabled devices simultaneously. USB modem, hotspot and hotspot-enabled tablet customers are able to connect to our mobile broadband service using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device and other tablets, netbooks and smartphones. Our mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S.

        Voice Services.    In November 2014, we began a test phase offering voice services as part of our wholesale agreement with Sprint. We offered consumers the option to access the services by purchasing a mobile phone from NetZero or by bringing their own mobile device to use on our service. We offered a variety of plans, which include talk, text and data. In November 2015, we discontinued new sales of voice services.

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

        Broadband Internet access services are now available to most of the U.S. population at competitive prices, although market pricing varies based on the geographic region and speed of the broadband service, among other factors. Broadband continues to have a much lower penetration rate in rural areas when compared to urban and suburban areas and, according to an estimate released by the Federal Communications Commission in November 2014, approximately 15 million Americans lack access to fixed broadband service in rural areas. Many broadband providers, including cable companies such as Comcast and local exchange carriers such as AT&T, market broadband Internet access offerings that are "bundled" with telephone, entertainment or other services, which generally results in lower prices than stand-alone services. At the same time, the maturity of the dial-up Internet access market has led the largest dial-up service providers in the U.S., including AOL, EarthLink, and us through NetZero and Juno, to significantly reduce marketing spending and operate their dial-up Internet access businesses primarily for profitability and cash flows.

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

        Competition—The U.S. market for broadband services is highly competitive and forecasted to grow over the next several years. We compete with numerous providers of broadband services, as well as other dial-up Internet access providers. Our principal competitors for broadband services include, among others, local exchange carriers, wireless and satellite service providers, cable service providers, and broadband resellers. These competitors include established providers such as AT&T, Verizon, Sprint and T-Mobile. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. We believe the primary competitive factors in the Internet access industry are speed, price, coverage area, ease of use, scope of services, quality of service, and features. Our dial-up Internet access services do not compete favorably with broadband services with respect to certain of these factors, including, but not limited to, speed. When compared to other dial-up Internet access services, we believe our dial-up Internet access services compete favorably. Our mobile broadband service and our DSL service compete favorably with other broadband services with respect to certain factors, although some of our competitors have an advantage over us with respect to certain other factors, such as price. For additional information, see "Risk Factors", which appears in Item 1A of this Annual Report on Form 10-K.

Commerce & Loyalty Segment

        Our Commerce & Loyalty segment offers a loyalty marketing service under the MyPoints brand. MyPoints connects advertisers with its members by allowing members to earn rewards points for engaging in online and offline activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other loyalty promotions. Members earn points for responding to email offers, shopping online at the MyPoints website (www.mypoints.com), taking market research companies' surveys, playing online games with MyPoints partners, searching the Internet on a dedicated MyPoints' landing page and using the MyPoints-branded browser extension as a reminder service for members to shop and earn. In addition to these point earning opportunities, MyPoints also offers a credit card with the ability to earn points through both online and offline shopping. Reward points can be earned from over 1,900 affiliated retailers, which are redeemable for third-party gift cards and electronic gift cards currently from approximately 85 merchants or for PayPal credit, as well as the option to redeem in the form of a charitable donation. Gift cards are also available for purchase on the MyPoints website.

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

        The advertising revenues generated from our loyalty marketing service revenues are classified as advertising and other revenues. Advertisers pay us primarily based on performance measures that include when our MyPoints emails are transmitted to members, when members respond to emails and when members complete transactions. Advertising and other revenues also include revenues generated from the sale of physical and electronic gift cards. Loyalty marketing advertising revenues and operating results tend to be higher in the quarter ending December 31 when compared to other quarters, though there can be no assurance that these seasonal trends will continue in the future.

        Industry Background—U.S. online retail sales are expected to grow from $334 billion in 2015 to $480 billion by 2019, a compound annual growth rate of 10%, according to an online retail sales forecast from Forrester Research Inc. In addition, U.S. advertisers' spending on digital advertising is expected to grow from $57 billion in 2014 to $103 billion in 2019 representing 36% of all ad spending, according to Forrester's latest estimates based on its ForecastView model. As advertisers seek methods to target, reach and retain online consumers, loyalty marketing presents an attractive option.

        According to the February 2015 Colloquy Loyalty Census, loyalty memberships in the United States have more than tripled since 2000, when there were 973 million memberships. The loyalty census indicates that membership growth shows no signs of slowing, with 3.32 billion loyalty members in 2014, compared with 2.65 billion in 2012. This confluence of growth in online shopping and advertising, and in loyalty memberships offers significant opportunities for MyPoints as our loyalty marketing business is poised to realize its potential by exploiting current assets including: strong relationships with a variety of retailers and clients, a large and engaged member base, a variety of engagement activities to serve member needs and interests, and the ability to provide loyalty incentives to drive consumer action. Loyalty marketing programs are generally designed to reward consumers with points that accumulate based on their activities and which may be redeemed for cash, gift cards, or products and services from participating vendors. Some loyalty marketing programs use points as an incentive for members to opt in to receiving certain email offers or to update their personal interest profiles, which provide useful information that helps advertisers target consumers interested in purchasing the advertisers' products and services. While these programs have long been popular with airlines, credit card vendors, hotels, and retailers, in recent years, loyalty marketing programs have expanded into a comprehensive direct marketing and targeted advertising strategy for companies in a wide range of industries.

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

Social Media Segment

        Our Social Media segment provides social networking services and products under the StayFriends and Trombi brands. We operate our social networking services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our social networking services comprise a large and diverse population of users, with approximately 32 million registered accounts at December 31, 2015. We also provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties.

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

        Competition—As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Facebook, in particular, has become a dominant platform for finding and interacting with people online, including both past and present acquaintances. Our services continue to provide a platform for social networking activities and communications, especially related to the high school experience. Visitors to the websites can interact with our archive of class photos, which can facilitate new forms of social connections, such as sharing memorable content with friends and acquaintances or posting comments on the website or on Facebook. Certain aspects of the value proposition of our social networking services compete with major social networking platforms such as Facebook, as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge. We believe the primary competitive factors are price, features, functionality, size and engagement of the user base, and quantity, quality and scope of the content. We believe we compete favorably with respect to certain of these areas, although many competitors have a significant advantage over us in certain other areas. For additional information, see "Risk Factors", which appears in Item 1A of this Annual Report on Form 10-K.

Technology

        Each of our services, including our social networking services, our loyalty marketing service, and our Internet access service operates on a separate and distinct technology platform. Each of our services is generally provided through a combination of internally-developed and third-party software, industry standard hardware and outsourced network services. We maintain the web properties that power these services. We also have developed software to enhance the functionality of certain components of our services, including connectivity, web services, billing, email, customer support, data analysis, customer loyalty applications, and targeted advertising. We maintain data centers in multiple locations in the U.S. and Europe. In many cases, we have redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in outsourced, third-party co-location facilities and we outsource all of our bandwidth and managed modem services.

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

        Our customer relationship management and support infrastructure includes employees at our facilities in Woodland Hills, California; Hyderabad, India; San Francisco, California; Schaumburg, Illinois; and Berlin, Germany. We also outsource to third parties substantially all of our telephone and email customer support for our Communications services. We monitor the effectiveness of our customer support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with our customers are logged and categorized to enable us to recognize and act on trends.

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

Proprietary Rights

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, domain name, and contract laws to protect our intellectual property and proprietary rights. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our businesses and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our trademarks, including our United Online, NetZero, Juno, MyPoints, and StayFriends trademarks, to be very valuable assets, and most of these trademarks have been registered in the U.S. or, in certain cases, in other countries.

International Operations

        We have international operations in India and Germany. Our operations in India primarily handle software development and operations, quality assurance and email customer support. Our operations in Germany provide social networking services in Germany, Sweden, France, Austria, and Switzerland. We do not generate revenues directly from our operations in India.

        Geographic information for revenues was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$128,237	$135,483	$143,865
Germany	18,924	24,592	26,730
Europe, excluding Germany	3,957	5,644	6,536

Consolidated revenues	$151,118	$165,719	$177,131

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

Employees

        At December 31, 2015, we had 384 employees, 145 of which were located in the U.S., 152 of which were located in India, and 87 of which were located in Europe. None of these employees are subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

        By referring to our websites, including, without limitation, www.unitedonline.com, www.mypoints.com, www.stayfriends.de, www.stayfriends.se, www.trombi.com, www.stayfriends.at, and, www.stayfriends.ch, we do not incorporate these websites or their contents into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR BUSINESS GENERALLY

New business initiatives, services, products, features, applications, or functionality may not be successful, which could adversely impact our business, financial condition, results of operations, and cash flows.

        We have expended, and may continue to expend, significant resources in developing, integrating and implementing new business initiatives, services, products, features, applications, and functionality. Such development, integration and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, services, products, features, applications, or functionality also may not be accepted by consumers or be commercially successful. We cannot assure you that we will be successful in such development, integration and implementation efforts, or that any new business initiatives, services, products, features, applications, or functionality will be accepted by consumers or be commercially successful. If our development, integration and implementation efforts are not successful, or such new business initiatives, services, products, features, applications, or functionality are not accepted by consumers or commercially successful, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

Failure to successfully implement strategies that align our service and product offerings with technology advances and trends could result in significant costs to us and otherwise adversely affect our business.

        If we fail to successfully implement strategies that align our service and product offerings with technology advances and trends, we may be required to make significant capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment, and our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For example, consumers increasingly connect to the Internet through sources other than the personal computer, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, and their use to access the Internet will likely continue to increase. Our business will be adversely affected if we do not have a successful strategy that aligns with such trends. As new devices and applications and other software for such devices are continually being released, it is difficult to predict the problems we may encounter in adapting our services and products and developing competitive new services and products. Our social networking services and loyalty marketing service have a limited mobile presence, and we only began offering mobile broadband service in March 2012. We may devote significant resources to the creation, support and maintenance of services and products across multiple platforms. If we are slow to develop services, products and technologies that are more compatible with alternative devices and changes in their operating systems and other software, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment.

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

        Advertising revenues are a key component of revenues and profitability for our Communications and Commerce & Loyalty segments. Factors that have caused, or may cause in the future, our advertising revenues to fluctuate include, without limitation, changes in the number of visitors to our websites, active accounts or consumers purchasing our services and products, the effect of, changes to, or terminations of key advertising relationships, changes to our websites and advertising inventory, changes in applicable laws, regulations or business practices, including those related to behavioral or targeted advertising, user privacy, and taxation, changes in business models, changes in the online advertising market, changes in the economy, advertisers' budgeting and buying patterns, competition, and changes in usage of our services. Decreases in our advertising revenues are likely to adversely impact our profitability.

        Advertising revenues generated by our Communications and Commerce & Loyalty segments have been fluctuating and may decline in the future as a result of various factors, including, without limitation, the risks and uncertainties discussed above, in other risk factors, and elsewhere in this

Annual Report on Form 10-K. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

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

        Our international businesses must also comply with applicable international data protection and privacy laws and regulations. If we or any of the third-party services on which we rely fail to transmit customer information and payment details in a secure manner, or otherwise fail to protect customer privacy in online transactions or transfer personal information without complying with certain required conditions or applicable laws, then we risk being exposed to civil and criminal liability, as well as claims from individuals alleging damages as a result of the alleged non-compliance. We may also be required to alter our data collection and use practices. These foreign laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Any of the foregoing could have a material adverse effect on our reputation, business, financial condition, results of operations, and cash flows.

Our business is subject to online security risks and a security breach or inappropriate access to, or use of, our networks, computer systems or services or those of third-party vendors could expose us to liability, claims and a loss of revenue.

        Our industry is prone to cyber attacks, with third parties seeking unauthorized access to our data or members' data. The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors (including vendors providing cloud computing and data storage services). In connection with conducting our business in the ordinary course, we store and transmit member information, including personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services (or the networks, computer systems or services of our third-party vendors), whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of confidential information, including credit card information, of our members and of third parties. A number of other websites have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose members or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our members, cause interruption in our operations, or damage our computers or other devices or those of our members.

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

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. For example, Francis Lobo, our former President and Chief Executive Officer, Gail Shulman, our former Executive Vice President and General Counsel, and Robert J. Taragan, the former President of our Communications Segment, all departed our company in 2015. A lack of management continuity could impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Furthermore, we do not carry key-person life insurance on any of our employees. The loss of any of our key officers or other employees, or our inability to attract, integrate and retain qualified employees, could require us to dedicate significant financial and other resources to such personnel matters, disrupt our operations and seriously harm our operations and business.

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

        Acquisitions may not improve our results of operations and may also adversely impact our business, financial condition and cash flows.

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

        Our emails have historically generated the majority of the traffic on our social networking websites and are a key driver of member activity for our loyalty marketing service. A significant number of members of our social networking and loyalty marketing services elect to opt-out of receiving certain types of emails. New laws may impact our ability to email some of our members, the types of emails we send to them or the content that we include in our emails to them. Without the ability to email these members, we have very limited means of inducing these members to return to our websites and utilize our services. In addition, each month, a significant number of email addresses for members of our social networking and loyalty marketing services become invalid. This disrupts our ability to email these members and also prevents our social networking members from being able to contact these members, which is one of the reasons why members use our services. An increase in the number of members to whom we are not able to send emails, or who elect to not receive, are unable to receive, or do not open, our emails could adversely affect our business, financial condition, results of operations, and cash flows. From time to time, Internet service providers block bulk email transmissions, classify as "spam" emails that have low opening rates, or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Certain email service providers, such as Google's Gmail service, segregate marketing and promotional emails from other types of emails, which may impact the effectiveness of our email campaigns. Google's Gmail service also simplifies the opt-out process by including an "unsubscribe" link at the top of each marketing email, which allows the consumer to unsubscribe from future marketing emails from the particular marketer without first being redirected to the marketer's website. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

        We transact business in various foreign currencies and may be exposed to market risk resulting from fluctuations in foreign currency exchange rates. Our primary currency exposures are the Euro and Indian Rupee, and to a much lesser extent, the Swedish Krona and Swiss Franc. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as the average monthly revenue per pay account (which we also refer to as ARPU), are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods as well as our business, financial condition, results of operations, and cash flows. We use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates.

Foreign, state and local governments may attempt to impose additional income taxes, sales and use taxes, value added taxes or other taxes on our business activities and Internet-based transactions, including our past sales, which could decrease our ability to compete, reduce our sales, or have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our consolidated provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. In addition, our effective income tax rates could be adversely affected by earnings being less than anticipated in countries where we have lower statutory rates and more (or determined to be more by a particular taxing jurisdiction) than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, by increases in the applicable tax rates, or by, among other factors, changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. We are under audit and subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Any audit which, if finally determined in an unfavorable manner, could result in a significant liability. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our business could be negatively affected as a result of actions of activist stockholders.

        The actions of activist stockholders could adversely affect our business. Specifically:

  •
  responding to common actions of an activist stockholder, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction or other special requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees;

  •
  perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain key personnel as well as consumers and service providers; and

  •
  actions of an activist stockholder may cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. The market price of our common stock may be influenced by many factors, including the risks and uncertainties set forth in this report, many of which are outside of our control. In January 2014, we announced that our Board of Directors has determined to discontinue cash dividend payments. Immediately following such announcement, the market price of our common stock declined significantly and has remained volatile. Furthermore, the market price of our common stock may fluctuate significantly based on announcements or actions by stockholder activists and to the extent we are added to or removed from certain stock market indices. Stocks of other companies traded on the Nasdaq Global Select Market have also experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

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

  •
  the sale of the Classmates domestic business unit reduces revenues, operating income and cash flows. With this reduction in revenues and cash flows, the sale could also have an adverse effect on our results of operations and financial position; and

  •
  we agreed to indemnify the purchaser for certain liabilities, and have retained responsibility for certain legal proceedings relating to the Classmates domestic business unit. Certain indemnities that we provided to the purchaser are not subject to any limits on the aggregate amount of the liability, may be significant and could negatively impact our business.

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

        We compete with numerous providers of broadband, mobile broadband and DSL services, as well as other dial-up Internet access providers, many of whom are much larger and have significantly more financial and marketing resources. Our principal competitors for our mobile broadband and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers. These competitors include established providers such as AT&T, Verizon, Sprint, and T-Mobile. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. In addition, there are a number of mobile virtual network operators, some of which focus on pricing as their main selling point. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband, mobile broadband, and DSL providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, for broadband, mobile broadband, and DSL services, as well as dial-up Internet access services, will continue and may materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our dial-up and DSL pay accounts may decline faster than expected and adversely impact our Communications business.

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

        We expect our dial-up and DSL Internet access pay accounts to continue to decline. As a result, Communications services revenues and the profitability of this segment may decline. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate.

        Although we have reduced our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. Continued declines in Communications revenues, particularly if such declines accelerate, will materially and adversely impact the profitability of this segment.

Failure to increase or maintain the number of subscribers for our Communications services could have a negative impact on advertising revenues and profitability.

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services. The success of our Communications services, including our ability to generate advertising revenues for our services, depends in part upon our ability to increase or maintain the number of subscribers for our services. A decline in the number of subscribers using our services could result in decreased advertising revenues, and decreases in our advertising revenues would adversely impact our profitability. The failure to increase or maintain the number of subscribers for our Communications services could have a material adverse effect on our advertising revenues and profitability.

Our mobile broadband service may not be commercially successful.

        We started offering a mobile broadband service in March 2012. However, this service may not be accepted by consumers or commercially successful. We have been testing various marketing initiatives, including offering discounts on our devices, but we cannot assure you that such initiatives will increase the number of accounts. The free version of the mobile broadband service is limited to a set term and these accounts are automatically terminated upon the expiration of such service term if they do not upgrade to one of the paid subscription plans. We cannot assure you that we will be successful in upgrading these accounts before they terminate. Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. If our mobile broadband service fails to be commercially successful, such failure could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our Internet access business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. Currently, our mobile broadband service is entirely dependent upon services acquired from one service provider, and the devices required by the provider can be used for only such provider's service. If we are unable to maintain, renew or obtain a new agreement with the telecommunications provider on acceptable terms, or the provider discontinues its services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. Sprint, which owns Clearwire, ceased using WiMAX technology on the Clearwire network. This affected our mobile broadband subscribers that utilized the Clearwire network.

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

ADDITIONAL RISKS RELATING TO OUR COMMERCE & LOYALTY AND SOCIAL MEDIA SEGMENTS

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

Continued declines in the number of pay accounts for our social networking services and our ability to accurately project the decline could cause our business, financial condition, results of operations, and cash flows to suffer.

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

        A number of our pay account subscriptions each month are not renewed or are canceled, which we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations, as well as the degree of credit card failures. To maintain or reduce the level of churn, we must continually add new pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. Any change in our renewal policies or practices, or in the degree of credit card failures, could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our business, financial condition, results of operations, and cash flows.

        Our pay accounts and free active accounts have been decreasing, and we anticipate that Social Media pay accounts and revenues will continue to decline year over year, at least in the near term. If we are not able to attract visitors to our websites and convert a significant portion to pay accounts, the number of pay accounts for our social networking services and related advertising revenues will continue to decline and the business, financial condition, results of operations, and cash flows of our Social Media segment will be adversely affected.

Failure to increase or maintain the number of visitors to our websites and members for our loyalty marketing services or the activity level of these visitors and members could cause our business and financial results to suffer.

        The success of our loyalty marketing services depends upon our ability to increase or maintain the number of visitors to our websites, our base of members, and the level of activity of those visitors and members. A decline in the number of visitors or members, or a decline in the activity of those members, could result in decreased advertising revenues. We have experienced a decline in our number of active members. The failure to increase or maintain the number of visitors to our websites, our base of members, or the failure to convince our members to actively participate in our websites or services, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to maintain our standard pricing could have adverse effects on our financial results.

        For competitive and other reasons, we have been offering discounted pricing plans on a promotional basis. In general, these discounted pricing plans offer a subscription term at a significant discount compared to the standard pricing for such subscription term. Any increases in the percentage of pay accounts under a discounted pricing plan and any increases in the level of the discounts will likely result in a decrease in subscription revenues and ARPU, in particular, if such increases continue. Although these discounted pricing plans, by their terms, renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, we cannot determine the number of pay accounts that will renew at the then-current standard pricing or at all. Our continued use of discounted pricing plans may result in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters, which includes space for the Communications segment, is located in Woodland Hills, California and consists of leased space of approximately 30,000 square feet. Our Communications segment leases office space in Fort Lee, New Jersey; our Commerce & Loyalty segment leases office space in San Francisco, California and Schaumburg, Illinois; and our Social Media segment leases office space in Erlangen, Germany and Berlin, Germany. We also lease office space in Hyderabad, India, which is used to provide services to our segments.

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operational facilities. For additional information regarding our obligations under leases, see Note 12, "Commitments and Contingencies—Leases" of the Notes to Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been quoted on The Nasdaq Global Select Market ("NASDAQ") under the symbol "UNTD" since September 26, 2001. Prior to that, NetZero common stock had been quoted on NASDAQ under the symbol "NZRO" since September 23, 1999. The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock as reported on NASDAQ:

	2014		2015
	High	Low	High	Low
First Quarter	$15.88	$9.20	$18.15	$13.13
Second Quarter	$12.44	$9.59	$18.00	$15.00
Third Quarter	$13.17	$9.38	$16.32	$9.69
Fourth Quarter	$15.00	$10.27	$12.29	$9.50

        At February 26, 2016, there were 177 holders of record of our common stock.

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

        In January 2014, we announced that United Online, Inc.'s Board of Directors determined to discontinue cash dividend payments in order to provide financial flexibility to support anticipated long-term growth initiatives. We currently intend to retain any future earnings for use in the operation of our business and, as a result, do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors considers relevant.

Common Stock Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program, which was recently extended by the Board of Directors (in December 2015) through December 31, 2018. From August 2001 through December 2014, the Company had repurchased $150.2 million of its common stock under the Program. There were no repurchases under the Program during the year ended December 31, 2015 and, at December 31, 2015, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended December 31, 2015 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 – October 31, 2015	—	$—	—	$80,000
November 1 – November 30, 2015	24	$10.73	—	$80,000
December 1 – December 31, 2015	—	$—	—	$80,000

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

        The following graph compares, for the five-year period ended December 31, 2015, the cumulative total stockholder return for the Company's common stock, The Nasdaq Composite Index (the "Nasdaq Composite") and the First Trust DJ Internet Index Fund ("FDN"). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2010, 2011, 2012, 2013, 2014, and 2015. The graph assumes that $100 was invested on December 31, 2010 in the common stock of United Online, Inc., the Nasdaq Composite and the FDN and assumes reinvestment of any dividends.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
United Online, Inc.	$100.00	$88.17	$98.06	$193.19	$204.28	$165.53
Nasdaq Composite	$100.00	$98.20	$113.82	$157.44	$178.53	$188.75
First Trust DJ Internet Index Fund	$100.00	$94.11	$113.55	$174.42	$178.67	$217.40

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015 and 2014. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013, 2012 and 2011, which have been derived from our consolidated financial statements, as recast for discontinued operations, that are not included in this Annual Report on Form 10-K.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2015(1)	2014	2013(2)(3)(4)	2012(5)	2011
Consolidated Statements of Operations Data:
Revenues	$151,118	$165,719	$177,131	$191,394	$222,604
Cost of revenues	$62,806	$61,101	$62,035	$63,380	$59,464
Operating income (loss)	$7,086	$3,506	$(39,582)	$(9,826)	$39,808
Income (loss) from continuing operations	$4,507	$3,558	$(85,716)	$(11,783)	$31,519
Income (loss) from discontinued operations, net of tax	$25,466	$(8,987)	$(2,559)	$23,999	$21,280
Net income (loss)	$29,973	$(5,429)	$(88,275)	$12,216	$52,799
Net income (loss) attributable to common stockholders	$28,811	$(5,089)	$(89,470)	$10,991	$50,760
Income (loss) from continuing operations per common share—basic	$0.23	$0.28	$(6.55)	$(1.01)	$2.33
Income (loss) from continuing operations per common share—diluted	$0.23	$0.28	$(6.55)	$(1.01)	$2.33
Net income (loss) per common share—basic	$1.96	$(0.36)	$(6.75)	$0.85	$4.02
Net income (loss) per common share—diluted	$1.96	$(0.36)	$(6.75)	$0.85	$4.01

	December 31,
	2015(1)	2014	2013(2)(3)(4)	2012(5)	2011
Consolidated Balance Sheet Data:
Total assets	$198,210	$208,595	$213,258	$1,010,068	$1,041,631
Non-current liabilities	$21,666	$23,101	$27,818	$334,051	$367,296
Cash dividends declared and paid per common share	$—	$—	$2.25	$2.80	$2.80

(1)
On August 11, 2015, we completed the sale of all of the stock of our wholly-owned subsidiary, Classmates, Inc. to Intelius Holdings, Inc. Accordingly, the results of operations, financial condition and cash flows of the Classmates domestic business unit have been presented as discontinued operations for all periods presented.

(2)
During the year ended December 31, 2013, we recorded a valuation allowance against our deferred tax assets totaling $37.5 million.

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

(4)
During the year ended December 31, 2013, we recorded a goodwill asset impairment charge totaling $37.8 million related to our Social Media reporting unit.

(5)
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

        On August 11, 2015, we completed the sale of all of the stock of our wholly-owned subsidiary, Classmates, Inc. to Intelius Holdings, Inc. The purchase price received for the Classmates domestic business unit was $30.6 million in cash. The Stock Purchase Agreement for the sale included customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. Accordingly, the results of operations, the financial condition and the cash flows of the Classmates domestic business unit have been presented as discontinued operations for all periods presented.

        Our three reportable segments consist of the following:

Segment	Services and Products
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security, and web hosting
Commerce & Loyalty	Loyalty marketing service, shopping through online portals, apps and browser extensions
Social Media	Social networking services and products

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues in our Communications and Social Media segments are derived from selling subscriptions to consumers, who are typically billed in advance for the entire subscription term.

  •
  Products revenues.  Products revenues in our Communications segment are derived from the sale of mobile broadband devices, as well as the related shipping and handling fees. Products revenues in our Social Media segment are derived from the sale of yearbooks, including the related shipping and handling fees.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives in all of our segments. Advertising and other revenues in our Commerce & Loyalty segment also include fees generated when members complete online transactions, when emails are transmitted to members and when members respond to emails and revenues from the sale of physical gift cards and electronic gift codes.

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

        The following table sets forth our key business metrics:

	Quarter Ended					Year Ended December 31,
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	2015	2014	2013
Consolidated:
Revenues (in thousands)	$40,107	$36,289	$37,562	$37,160	$41,813	$151,118	$165,719	$177,131
Communications:
Segment revenues (in thousands)	$21,289	$21,466	$23,208	$24,264	$26,001	$90,227	$103,165	$100,858
% of consolidated revenues	53%	59%	62%	65%	62%	60%	62%	57%
Pay accounts (in thousands):
Internet access	229	256	274	294	301	229	301	346
Other	174	177	179	184	189	174	189	207

Total pay accounts	403	433	453	478	490	403	490	553
Segment churn	3.4%	2.8%	3.0%	3.1%	2.8%	3.1%	3.0%	2.8%
ARPU	$10.72	$11.30	$11.54	$11.56	$11.14	$11.45	$10.85	$9.37
Segment active accounts (in millions)	0.9	1.0	1.0	1.0	1.0	1.0	1.1	1.2
Commerce & Loyalty:
Segment revenues (in thousands)	$13,442	$9,175	$8,260	$7,145	$9,098	$38,022	$32,218	$42,884
% of consolidated revenues	34%	25%	22%	19%	22%	25%	19%	24%
Gross merchandise sales (in thousands)	$75,825	$52,771	$54,436	$50,669	$68,284	$233,701	$210,930	$205,565
Social Media:
Segment revenues (in thousands)	$5,386	$5,648	$6,094	$5,751	$6,714	$22,879	$30,236	$33,269
% of consolidated revenues	13%	16%	16%	15%	16%	15%	18%	19%
Pay accounts (in thousands)	1,028	1,063	1,095	1,127	1,162	1,028	1,162	1,289
Segment churn	2.1%	1.9%	2.0%	2.3%	2.1%	2.1%	2.2%	2.4%
ARPU	$1.64	$1.65	$1.60	$1.60	$1.79	$1.62	$1.90	$1.90
Segment active accounts (in millions)	2.7	2.9	3.2	3.3	3.2	3.0	3.7	4.4
Average currency exchange rate:
EUR to USD	1.10	1.11	1.11	1.13	1.25	1.11	1.33	1.33

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

        Our revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale of yearbooks, including the related shipping and handling fees; the sale of mobile broadband devices and mobile phones, including the related activation fees and shipping and handling fees; and from the sale of third-party merchandise.

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

        Our social networking products revenues are derived from the sale of yearbooks, including the related shipping and handling fees. Products revenues from the sale of yearbooks are recognized upon delivery to the customer. Shipping and handling fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping costs are included in cost of revenues.

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

        We operate three reportable segments, in accordance with ASC 280, Segment Reporting, and we have identified three reporting units—Communications, MyPoints and Social Media—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. The goodwill related to our acquired businesses is specific to each reporting unit and the goodwill amounts are assigned as such.

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

        We performed the annual quantitative goodwill impairment assessment for all of our reporting units in the fourth quarter of 2015. The first step of the quantitative goodwill impairment test resulted in the determination that the fair values of our Communications and Social Media reporting units substantially exceeded their carrying amounts, including goodwill. The fair value of our MyPoints reporting unit exceeded its carrying amount, including goodwill, by approximately 22%. Accordingly, the second step was not required for any of our reporting units.

        The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. We believe our analysis included sufficient tolerance for sensitivity in key assumptions. The determination of the fair value of our reporting units included a study of market comparables, including the selection of appropriate valuation multiples and discounted cash flow models based on our internal forecasts and projections. Based on our impairment testing in the fourth quarter of 2015 for our MyPoints reporting unit, an increase or decrease of 100 basis points in the discount rate or the terminal growth rate or a 1,000 basis point increase or decrease in the weighting of the market approach, with a corresponding decrease or increase in the weighting of the income approach, would not have resulted in any goodwill impairment. We believe the assumptions and rates used in our impairment assessment are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value and, if applicable, the impairment amount.

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

        MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate for future cancelations of points that have not yet been outstanding for 180 days. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability. A 100 basis point increase or decrease in the estimate of points that will never be redeemed would increase or decrease our member redemption liability at December 31, 2015 by approximately $51,000.

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

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$18,647	$20,927
Accruals for points earned	11,031	10,515
Reduction for redeemed points	(11,988)	(11,805)
Changes in allowance for points expected to expire and weighted-average cost of points	413	(990)

Ending balance	$18,103	$18,647

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

Financial Statement Presentation

Revenues

Services Revenues

        Communications services revenues consist of amounts charged to pay accounts for dial-up Internet access, mobile broadband, DSL, email, Internet security, web hosting, voice services, and other services. Social Media services revenues primarily consist of amounts charged to pay accounts for social networking services. Our Communications and Social Media services revenues are primarily dependent on two factors: the average number of pay accounts for a period and ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. Communications services revenues also include revenues generated from the resale of telecommunications to third parties.

Products Revenues

        Communications products revenues consist of revenues generated from the sale of mobile broadband devices to our mobile broadband customers and to our retail partners and from the sale of mobile phones, as well as the related shipping and handling fees. Social Media products revenues consist of revenues generated from the sale of yearbooks, including the related shipping and handling fees, and from reselling third-party merchandise.

Advertising and Other Revenues

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services. Advertising revenues also include intercompany commissions from the Commerce & Loyalty segment which are included in reported segment results and are eliminated upon consolidation.

        We provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. Our social networking services generate advertising revenues primarily from display advertisements on our websites. Advertising inventory on our social networking websites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our websites. Our loyalty marketing service's advertising and other revenues are derived from advertising fees, consisting primarily of fees based on performance measures, that are generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other online activities, including, but not limited to, games, Internet searches and market research surveys. Our loyalty marketing service's advertising and other revenues also include revenues generated from the sale of physical and electronic gift cards.

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

        Commerce & Loyalty cost of revenues includes costs of points earned by members of our loyalty marketing service; costs related to the sale of gift cards; depreciation of network computers and equipment; data center costs; fees associated with the storage and processing of customer credit cards and associated bank fees; costs related to providing customer support; personnel-related costs; and costs related to third-party merchandise.

        Social Media cost of revenues includes depreciation of network computers and equipment; data center costs; amortization of content purchases; fees associated with the storage and processing of customer credit cards and associated bank fees; costs related to providing customer support; personnel and overhead-related costs; costs associated with the sale of yearbooks, including the related shipping and handling costs; license fees; and domain name registration fees.

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

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay accounts and free accounts; certain acquired trademarks and trade names; acquired rights, content and intellectual property; and other acquired identifiable intangible assets.

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

        Consolidated statement of operations information was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$151,118	$165,719	$177,131
Operating expenses:
Cost of revenues	62,806	61,101	62,035
Sales and marketing	27,396	32,030	38,518
Technology and development	14,865	17,219	18,305
General and administrative	37,088	48,388	58,508
Amortization of intangible assets	409	421	399
Restructuring and other exit costs	1,468	3,054	1,192
Impairment of goodwill, intangible assets and long-lived assets	—	—	37,756

Total operating expenses	144,032	162,213	216,713

Operating income (loss)	7,086	3,506	(39,582)
Interest income	448	388	260
Interest expense	—	—	(12)
Other income, net	932	505	213

Income (loss) before income taxes	8,466	4,399	(39,121)
Provision for income taxes	3,959	841	46,595

Income (loss) from continuing operations	4,507	3,558	(85,716)
Income (loss) from discontinued operations, net of tax	25,466	(8,987)	(2,559)

Net income (loss)	$29,973	$(5,429)	$(88,275)

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Communications			Commerce & Loyalty			Social Media
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Revenues	$90,227	$103,165	$100,858	$38,022	$32,218	$42,884	$22,879	$30,236	$33,269
Operating expenses:
Cost of revenues	35,685	40,412	33,865	22,844	14,941	22,421	1,991	2,786	2,670
Sales and marketing	12,232	14,425	16,617	9,287	9,933	12,784	5,878	7,666	9,053
Technology and development	6,778	8,259	7,419	2,256	2,719	4,006	2,036	2,557	2,847
General and administrative	7,776	10,496	10,576	3,838	4,340	5,238	3,438	3,967	3,842
Restructuring and other exit costs	1,105	379	—	(2)	1,457	1,192	—	—	—
Impairment of goodwill, intangible assets and long-lived assets	—	—	—	—	—	—	—	—	37,756

Total operating expenses	63,576	73,971	68,477	38,223	33,390	45,641	13,343	16,976	56,168

Segment income (loss) from operations	$26,651	$29,194	$32,381	$(201)	$(1,172)	$(2,757)	$9,536	$13,260	$(22,899)

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$151,118	$165,719	$(14,601)	(9)%
Revenues as a percentage of total segment revenues:
Communications	59.7%	62.3%
Commerce & Loyalty	25.2%	19.5%
Social Media	15.1%	18.3%

        The decrease in consolidated revenues was primarily due to a $12.9 million decrease in revenues from our Communications segment and a $7.4 million decrease in revenues from our Social Media segment, partially offset by a $5.8 million increase in revenues from our Commerce & Loyalty segment.

Cost of Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Cost of revenues	$62,806	$61,101	$1,705	3%
Cost of revenues as a percentage of total segment cost of revenues:
Communications	59.0%	69.5%
Commerce & Loyalty	37.7%	25.7%
Social Media	3.3%	4.8%

        The increase in consolidated cost of revenues was due to a $7.9 million increase in cost of revenues associated with our Commerce & Loyalty segment, significantly offset by a $4.7 million decrease in cost of revenues associated with our Communications segment, a $0.8 million decrease in cost of revenues associated with our Social Media segment and a $0.5 million decrease in depreciation expense.

Sales and Marketing

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$27,396	$32,030	$(4,634)	(14)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Communications	44.6%	45.0%
Commerce & Loyalty	33.9%	31.0%
Social Media	21.5%	23.9%

        The decrease in consolidated sales and marketing expenses was due to a $2.2 million decrease in sales and marketing expenses associated with our Communications segment, a $1.8 million decrease in sales and marketing expenses associated with our Social Media segment and a $0.6 million decrease in sales and marketing expenses associated with our Commerce & Loyalty segment.

Technology and Development

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Technology and development	$14,865	$17,219	$(2,354)	(14)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Communications	61.2%	61.0%
Commerce & Loyalty	20.4%	20.1%
Social Media	18.4%	18.9%

        The decrease in consolidated technology and development expenses was primarily due to a $1.5 million decrease in technology and development expenses associated with our Communications segment, a $0.5 million decrease in technology and development expenses associated with our Social Media segment and a $0.5 million decrease in technology and development expenses associated with our Commerce & Loyalty segment.

General and Administrative

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$37,088	$48,388	$(11,300)	(23)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Communications	51.7%	55.8%
Commerce & Loyalty	25.5%	23.1%
Social Media	22.8%	21.1%

        The decrease in consolidated general and administrative expenses was due to a $7.9 million decrease in unallocated corporate general and administrative expenses, a $2.7 million decrease in general and administrative expenses associated with our Communications segment, a $0.5 million decrease in general and administrative expenses associated with our Social Media segment, and a $0.5 million decrease in general and administrative expenses associated with our Commerce & Loyalty segment, partially offset by a $0.3 million increase in depreciation expense.

Amortization of Intangible Assets

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$409	$421	$(12)	(3)%

        Consolidated amortization of intangible assets was essentially flat for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$1,468	$3,054	$(1,586)	(52)%

        Consolidated restructuring and other exit costs for the year ended December 31, 2015 included $1.1 million of employee termination costs in the Communications segment, as well as $0.4 million of employee termination costs in unallocated corporate expenses. These restructuring charges were a result of management's decision to streamline segment operations and increase profitability. At December 31, 2015, accrued restructuring and other exit costs totaled $0.1 million.

        Consolidated restructuring and other exit costs for the year ended December 31, 2014 included $1.1 million and $0.4 million of employee termination costs and facility closure and relocation costs, respectively, in the Commerce & Loyalty segment, as well as $1.2 million of employee termination costs in unallocated corporate expenses and $0.4 million of employee termination costs in the Communications segment. These restructuring charges were a result of management's decision to streamline segment operations and increase profitability. At December 31, 2014, accrued restructuring and other exit costs totaled $0.2 million.

Interest Income

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Interest income	$448	$388	$60	15%

        Consolidated interest income was relatively flat for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Other Income, Net

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Other income, net	$932	$505	$427	85%

        The increase in consolidated other income, net, was primarily due to $0.8 million of transition services income earned in the year ended December 31, 2015, partially offset by a $0.4 million decrease in gains related to forward foreign currency exchange contracts.

Provision for Income Taxes

	Year Ended December 31,
	2015	2014
	(in thousands, except percentages)
Provision for income taxes	$3,959	$841
Effective income tax rate	46.8%	19.1%

        For the year ended December 31, 2015, we recorded a provision for income taxes totaling $4.0 million on pre-tax income totaling $8.5 million, compared to a provision for income taxes totaling $0.8 million on pre-tax income totaling $4.4 million for the year ended December 31, 2014. The change in the effective income tax rate was primarily due to the increase in the deferred tax liability related to our indefinite-lived intangible assets and a valuation allowance reserve recorded against our domestic deferred tax assets in the year ended December 31, 2015, compared to a valuation allowance release recognized against our domestic deferred tax assets in the year ended December 31, 2014.

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages and ARPU)
Services	$62,196	$68,727	$(6,531)	(10)%
Products	4,832	6,254	(1,422)	(23)%
Advertising	23,199	28,184	(4,985)	(18)%

Total Communications revenues	$90,227	$103,165	$(12,938)	(13)%

ARPU	$11.45	$10.85	$0.60	6%
Average number of pay accounts	447	522	(75)	(14)%

        The decrease in Communications services revenues was due to a $6.4 million decrease in dial-up and DSL services revenues attributed to lower dial-up and DSL subscribers, partially offset by an increase in ARPU for these services; and a $0.6 million decrease in add-on services, partially offset by a $0.6 million increase in mobile broadband services revenues driven by an increase in ARPU. The decrease in Communications advertising revenues was due to decreases in advertising and search impressions from the decline in active accounts. The decrease in Communications products revenues was due to lower mobile broadband sign-ups.

Communications Cost of Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications cost of revenues	$35,685	$40,412	$(4,727)	(12)%
Communications cost of revenues as a percentage of Communications revenues	39.6%	39.2%

        The decrease in Communications cost of revenues was primarily due to a $1.9 million decrease in costs due to lower DSL and dial-up subscribers, a $1.8 million decrease attributable to lower mobile broadband device costs, a $0.5 million decrease in personnel and overhead-related costs, a $0.3 million decrease in costs associated with our lower advertising sales and a performance credit from an advertising services provider, and a $0.3 million decrease in costs of add-on services of dial-up and DSL subscribers.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications sales and marketing	$12,232	$14,425	$(2,193)	(15)%
Communications sales and marketing expenses as a percentage of Communications revenues	13.6%	14.0%

        The decrease in Communications sales and marketing expenses was primarily due to a $1.4 million decrease in advertising expenses resulting from cost savings initiatives and a $0.8 million decrease in personnel and overhead-related costs primarily from restructuring initiatives.

Communications Technology and Development

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications technology and development	$6,778	$8,259	$(1,481)	(18)%
Communications technology and development expenses as a percentage of Communications revenues	7.5%	8.0%

        The decrease in Communications technology and development expenses was primarily due to a decrease in personnel and overhead-related costs from restructuring initiatives.

Communications General and Administrative

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications general and administrative	$7,776	$10,496	$(2,720)	(26)%
Communications general and administrative expenses as a percentage of Communications revenues	8.6%	10.2%

        The decrease in Communications general and administrative expenses was primarily due to a $1.5 million decrease in personnel and overhead-related costs from restructuring initiatives, a $0.8 million decrease in reserves for a separation settlement with a former executive officer and a $0.3 million decrease in professional services and consulting fees.

Communications Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$1,105	$379	$726	192%

        Communications restructuring and other exit costs for the years ended December 31, 2015 and 2014 consisted primarily of employee termination costs.

Commerce & Loyalty Segment Results

Commerce & Loyalty Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Advertising and other	$38,022	$32,218	$5,804	18%

        The increase in Commerce & Loyalty advertising and other revenues was primarily due to a $6.6 million increase in gift card revenues, including Swappable gift card desktop and mobile app revenues and a $0.2 million increase in display advertising revenues. These increases were partially offset by a $0.8 million decrease in market research revenues.

Commerce & Loyalty Cost of Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty cost of revenues	$22,844	$14,941	$7,903	53%
Commerce & Loyalty cost of revenues as a percentage of Commerce & Loyalty revenues	60.1%	46.4%

        The increase in Commerce & Loyalty cost of revenues was due to a $7.7 million increase in costs related to the sale of gift cards and a $1.1 million increase in point costs, partially offset by a $0.5 million decrease in personnel and overhead-related costs due to our restructuring initiatives in April 2014 and a $0.4 million decrease in hosting and software-related fees.

Commerce & Loyalty Sales and Marketing

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty sales and marketing	$9,287	$9,933	$(646)	(7)%
Commerce & Loyalty sales and marketing expenses as a percentage of Commerce & Loyalty revenues	24.4%	30.8%

        The decrease in Commerce & Loyalty sales and marketing expenses was primarily due to a decrease in personnel and overhead-related costs as a result of our restructuring initiatives in April 2014.

Commerce & Loyalty Technology and Development

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty technology and development	$2,256	$2,719	$(463)	(17)%
Commerce & Loyalty technology and development expenses as a percentage of Commerce & Loyalty revenues	5.9%	8.4%

        The decrease in Commerce & Loyalty technology and development expenses was the result of a decrease in personnel and overhead-related costs as a result of our restructuring initiatives in April 2014.

Commerce & Loyalty General and Administrative

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty general and administrative	$3,838	$4,340	$(502)	(12)%
Commerce & Loyalty general and administrative expenses as a percentage of Commerce & Loyalty revenues	10.1%	13.5%

        The decrease in Commerce & Loyalty general and administrative expenses was primarily due to a decrease in personnel and overhead-related costs as a result of our restructuring initiatives in April 2014.

Commerce & Loyalty Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Commerce & Loyalty restructuring and other exit costs	$(2)	$1,457	$(1,459)	(100)%

        Restructuring and other exit costs for the year ended December 31, 2014 consisted of employee termination costs and facility closure and relocation costs. These restructuring charges were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability.

Social Media Segment Results

Social Media Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages and ARPU)
Services	$21,304	$27,926	$(6,622)	(24)%
Products	689	814	(125)	(15)%
Advertising and other	886	1,496	(610)	(41)%

Total Social Media revenues	$22,879	$30,236	$(7,357)	(24)%

ARPU	$1.62	$1.90	$(0.28)	(15)%
Average pay accounts	1,095	1,225	(130)	(11)%

        The decrease in Social Media services revenues was primarily due to a decrease in ARPU due to a weaker Euro versus the U.S. Dollar, as well as a decrease in average pay accounts. The decrease in Social Media advertising revenues was attributable to lower active accounts and a decrease in advertising impressions delivered. Adjusting for the unfavorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media revenues decreased by $2.8 million, or 9%. We anticipate revenues and pay accounts will continue to decline year over year in 2016.

Social Media Cost of Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media cost of revenues	$1,991	$2,786	$(795)	(29)%
Social Media cost of revenues as a percentage of Social Media revenues	8.7%	9.2%

        The decrease in Social Media cost of revenues was primarily due to a $0.3 million decrease in hosting fees, a $0.2 million decrease in personnel and overhead-related costs and a $0.2 million decrease in bank service charges. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media cost of revenues decreased by $0.4 million, or 14%.

Social Media Sales and Marketing

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media sales and marketing	$5,878	$7,666	$(1,788)	(23)%
Social Media sales and marketing expenses as a percentage of Social Media revenues	25.7%	25.4%

        The decrease in Social Media sales and marketing expenses was primarily due to reduced spending on customer acquisition. Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media sales and marketing expenses decreased by $0.6 million, or 8%.

Social Media Technology and Development

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media technology and development	$2,036	$2,557	$(521)	(20)%
Social Media technology and development expenses as a percentage of Social Media revenues	8.9%	8.5%

        Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media technology and development expenses were relatively flat for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Social Media General and Administrative

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Social Media general and administrative	$3,438	$3,967	$(529)	(13)%
Social Media general and administrative expenses as a percentage of Social Media revenues	15.0%	13.1%

        Adjusting for the favorable impact of foreign currency exchange rates due to a weaker Euro versus the U.S. Dollar, Social Media general and administrative expenses increased by $0.2 million, or 4%.

Unallocated Corporate Results

Corporate Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Corporate revenues	$—	$100	$(100)	(100)%

        Corporate revenues for the year ended December 31, 2014 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction.

Unallocated Corporate Cost of Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate cost of revenues	$77	$230	$(153)	(67)%

        Unallocated corporate cost of revenues consist of indirect cost of revenues associated with our former Classmates domestic business unit, which were not included in the results of discontinued operations. The decrease in unallocated corporate cost of revenues was primarily due to a decrease in personnel and overhead-related costs.

Unallocated Corporate Technology and Development

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate technology and development	$889	$894	$(5)	(1)%

        Unallocated corporate technology and development expenses consist of indirect technology and development associated with our former Classmates domestic business unit, which were not included in the results of discontinued operations. Unallocated corporate technology and development expenses were flat for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Unallocated Corporate General and Administrative

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative	$20,567	$28,425	$(7,858)	(28)%

        The decrease in unallocated corporate general and administrative expenses, excluding depreciation, was primarily due to a $6.7 million decrease in personnel and overhead-related costs due to our restructuring initiatives, including lower facilities-related costs in connection with moving our corporate headquarters, a $1.3 million decrease in professional services and consulting fees and a $0.3 million decrease in reserves recorded for legal settlements. These decreases were partially offset by a $0.4 million increase in transaction-related costs. Unallocated corporate general and administrative expenses associated with our former Classmates domestic business unit totaled $1.3 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. We anticipate unallocated corporate general and administrative expenses will continue to decline year over year in 2016.

Unallocated Corporate Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$365	$1,218	$(853)	(70)%

        Unallocated corporate restructuring and other exit costs for the years ended December 31, 2015 and 2014, consisted of employee termination costs.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$165,719	$177,131	$(11,412)	(6)%
Revenues as a percentage of total segment revenues:
Communications	62.3%	57.0%
Commerce & Loyalty	19.5%	24.2%
Social Media	18.3%	18.8%

        The decrease in consolidated revenues was primarily due to a $10.7 million decrease in revenues from our Commerce & Loyalty segment and a $3.0 million decrease in revenues from our Social Media segment, partially offset by a $2.3 million increase in revenues from our Communications segment.

Cost of Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$61,101	$62,035	$(934)	(2)%
Cost of revenues as a percentage of total segment cost of revenues:
Communications	69.5%	57.4%
Commerce & Loyalty	25.7%	38.0%
Social Media	4.8%	4.5%

        The decrease in consolidated cost of revenues was primarily due to a $7.5 million decrease in cost of revenues associated with our Commerce & Loyalty segment and a $0.2 million decrease in depreciation expense, significantly offset by a $6.5 million increase in cost of revenues associated with our Communications segment.

Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$32,030	$38,518	$(6,488)	(17)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Communications	45.0%	43.2%
Commerce & Loyalty	31.0%	33.2%
Social Media	23.9%	23.5%

        The decrease in consolidated sales and marketing expenses was primarily due to a $2.9 million decrease in sales and marketing expenses associated with our Commerce & Loyalty segment, a $2.2 million decrease in sales and marketing expenses associated with our Communications segment and a $1.4 million decrease in sales and marketing expenses associated with our Social Media segment.

Technology and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Technology and development	$17,219	$18,305	$(1,086)	(6)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Communications	61.0%	52.0%
Commerce & Loyalty	20.1%	28.1%
Social Media	18.9%	19.9%

        The decrease in consolidated technology and development expenses was primarily due to a $1.3 million decrease in technology and development expenses associated with our Commerce & Loyalty segment, a $0.4 million decrease in unallocated corporate technology and development expenses and a $0.3 million decrease in technology and development expenses associated with our Social Media segment. These decreases were partially offset by a $0.8 million increase in technology and development expenses associated with our Communications segment.

General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$48,388	$58,508	$(10,120)	(17)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Communications	55.8%	53.8%
Commerce & Loyalty	23.1%	26.6%
Social Media	21.1%	19.5%

        The decrease in consolidated general and administrative expenses was primarily due to a $9.3 million decrease in unallocated corporate general and administrative expenses, as well as a $0.9 million decrease in general and administrative expenses associated with our Commerce & Loyalty segment.

Amortization of Intangible Assets

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$421	$399	$22	6%

        Consolidated amortization of intangible assets was essentially flat for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$3,054	$1,192	$1,862	156%

        Consolidated restructuring and other exit costs for the year ended December 31, 2014 included $1.1 million and $0.4 million of employee termination costs and facility closure and relocation costs, respectively, in the Commerce & Loyalty segment, as well as $1.2 million of employee termination costs in unallocated corporate expenses and $0.4 million of employee termination costs in the Communications segment. These restructuring charges were a result of management's decision to streamline segment operations and increase profitability.

        Consolidated restructuring and other exit costs for the year ended December 31, 2013 included $1.2 million of employee termination costs recorded in our Commerce & Loyalty segment.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Impairment of goodwill, intangible assets and long-lived assets	$—	$37,756	$(37,756)	(100)%

        Goodwill impairment charges totaling $37.8 million were recorded in the year ended December 31, 2013 due to a material reduction in the fair value of the Social Media reporting unit.

Interest Income

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Interest income	$388	$260	$128	49%

        The increase in consolidated interest income was primarily due to higher invested cash balances at our India subsidiary.

Interest Expense

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Interest expense	$—	$12	$(12)	(100)%

        Interest expense was immaterial for the years ended December 31, 2014 and 2013.

Other Income, Net

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income, net	$505	$213	$292	137%

        The increase in consolidated other income, net, was primarily due to an increase in realized and unrealized gains related to forward currency exchange contracts, partially offset by a decrease in gains associated with foreign exchange remeasurement.

Provision for Income Taxes

	Year Ended December 31,
	2014	2013
	(in thousands, except percentages)
Provision for income taxes	$841	$46,595
Effective income tax rate	19.1%	(119.1)%

        For the year ended December 31, 2014, we recorded a provision for income taxes totaling $0.8 million on a pre-tax income totaling $4.4 million, compared to a provision for income taxes totaling $46.6 million on a pre-tax loss totaling $39.1 million for the year ended December 31, 2013. The change in the effective income tax rate was primarily due to the valuation allowance release recognized against our domestic deferred tax assets in the year ended December 31, 2014, compared to a valuation allowance reserve recorded against our domestic deferred tax assets, the effect of the goodwill impairment charge and uncertain tax positions recorded in the year ended December 31, 2013.

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and ARPU)
Services	$68,727	$68,599	$128	—%
Products	6,254	3,537	2,717	77%
Advertising	28,184	28,722	(538)	(2)%

Total Communications revenues	$103,165	$100,858	$2,307	2%

ARPU	$10.85	$9.37	$1.48	16%
Average number of pay accounts	522	602	(80)	(13)%

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

Communications Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$379	$—	$379	N/A

        Communications restructuring and other exit costs for the year ended December 31, 2014 consisted primarily of employee termination costs.

Commerce & Loyalty Segment Results

Commerce & Loyalty Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and ARPU)
Products	$—	$597	$(597)	(100)%
Advertising and other	32,218	42,287	(10,069)	(24)%

Total Commerce & Loyalty revenues	$32,218	$42,884	$(10,666)	(25)%

        The decrease in Commerce & Loyalty advertising and other revenues was primarily due to restructuring initiatives, which resulted in a $4.3 million decrease in display advertising revenues, a $3.4 million decrease in gift card revenues, a $0.9 million decrease in market research revenues, a $0.6 million decrease in games revenues, and a $0.3 million decrease in search revenues. The decrease in Commerce & Loyalty products revenues was due to a decrease in revenues generated from the sale of third-party merchandise.

Commerce & Loyalty Cost of Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Commerce & Loyalty cost of revenues	$14,941	$22,421	$(7,480)	(33)%
Commerce & Loyalty cost of revenues as a percentage of Commerce & Loyalty revenues	46.4%	52.3%

        The decrease in Commerce & Loyalty cost of revenues was primarily due to a $3.4 million decrease in costs related to the sale of gift cards, a $2.4 million decrease in point costs, a $1.1 million decrease in personnel and overhead-related costs due to our restructuring initiatives in April 2014, and a $0.5 million decrease in costs associated with the sale of third-party merchandise.

Commerce & Loyalty Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Commerce & Loyalty sales and marketing	$9,933	$12,784	$(2,851)	(22)%
Commerce & Loyalty sales and marketing expenses as a percentage of Commerce & Loyalty revenues	30.8%	29.8%

        The decrease in Commerce & Loyalty sales and marketing expenses was due to a $2.6 million decrease in personnel and overhead-related costs as a result of our restructuring initiatives in April 2014 and a $0.2 million decrease in online loyalty marketing spend.

Commerce & Loyalty Technology and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Commerce & Loyalty technology and development	$2,719	$4,006	$(1,287)	(32)%
Commerce & Loyalty technology and development expenses as a percentage of Commerce & Loyalty revenues	8.4%	9.3%

        The decrease in Commerce & Loyalty technology and development expenses was the result of a decrease in personnel and overhead-related costs due to our restructuring initiatives in April 2014.

Commerce & Loyalty General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Commerce & Loyalty general and administrative	$4,340	$5,238	$(898)	(17)%
Commerce & Loyalty general and administrative expenses as a percentage of Commerce & Loyalty revenues	13.5%	12.2%

        The decrease in Commerce & Loyalty general and administrative expenses was primarily due to a $0.7 million decrease in personnel and overhead-related costs as a result of our restructuring initiatives in April 2014, as well as a $0.3 million decrease in bad debt expense.

Commerce & Loyalty Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Commerce & Loyalty restructuring and other exit costs	$1,457	$1,192	$265	22%

        Commerce & Loyalty restructuring and other exit costs for the year ended December 31, 2014 consisted primarily of employee termination costs and facility closure and relocation costs. Restructuring and other exit costs for the year ended December 31, 2013 consisted primarily of employee termination costs. These restructuring charges were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability.

Social Media Segment Results

Social Media Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and ARPU)
Services	$27,926	$30,792	$(2,866)	(9)%
Products	814	716	98	14%
Advertising and other	1,496	1,761	(265)	(15)%

Total Social Media revenues	$30,236	$33,269	$(3,033)	(9)%

ARPU	$1.90	$1.90	$—	—%
Average pay accounts	1,225	1,348	(123)	(9)%

        Social Media services revenues decreased due to a decrease in average pay accounts. The decrease in Social Media advertising revenues was attributable to lower active accounts and a decrease in advertising impressions delivered.

Social Media Cost of Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Social Media cost of revenues	$2,786	$2,670	$116	4%
Social Media cost of revenues as a percentage of Social Media revenues	9.2%	8.0%

        Social Media cost of revenues was relatively flat for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Social Media Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Social Media sales and marketing	$7,666	$9,053	$(1,387)	(15)%
Social Media sales and marketing expenses as a percentage of Social Media revenues	25.4%	27.2%

        The decrease in Social Media sales and marketing expenses was primarily due to $1.8 million in reduced spending on customer acquisition, partially offset by a $0.4 million increase in personnel and overhead-related costs.

Social Media Technology and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Social Media technology and development	$2,557	$2,847	$(290)	(10)%
Social Media technology and development expenses as a percentage of Social Media revenues	8.5%	8.6%

        The decrease in Social Media technology and development expenses was due to a decrease in personnel and overhead-related costs.

Social Media General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Social Media general and administrative	$3,967	$3,842	$125	3%
Social Media general and administrative expenses as a percentage of Social Media revenues	13.1%	11.5%

        Social Media general and administrative expenses were relatively flat for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Unallocated Corporate Results

Corporate Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Corporate revenues	$100	$145	$(45)	(31)%

        Corporate revenues for the years ended December 31, 2014 and 2013 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction.

Unallocated Corporate Cost of Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate cost of revenues	$230	$134	$96	72%

        Unallocated corporate cost of revenues consist of indirect cost of revenues associated with our former Classmates domestic business unit, which were not included in the results of discontinued operations. Unallocated corporate cost of revenues were relatively flat for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Unallocated Corporate Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate sales and marketing	$—	$85	$(85)	(100)%

        Unallocated corporate sales and marketing expenses consist of indirect sales and marketing associated with our former Classmates domestic business unit, which were not included in the results of discontinued operations. Unallocated corporate sales and marketing expenses were relatively flat for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Unallocated Corporate Technology and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate technology and development	$894	$1,329	$(435)	(33)%

        Unallocated corporate technology and development expenses consist of indirect technology and development associated with our former Classmates domestic business unit, which were not included in the results of discontinued operations. The decrease in unallocated corporate technology and development expenses was primarily due to a decrease in personnel and overhead-related costs.

Unallocated Corporate General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative	$28,425	$37,764	$(9,339)	(25)%

        The decrease in unallocated corporate general and administrative expenses, excluding depreciation, was primarily due to an $8.3 million decrease in transaction-related costs, as well as a $2.3 million decrease in personnel and overhead-related costs due to our restructuring initiatives, including lower facilities-related costs in connection with moving our corporate headquarters. These decreases were partially offset by a $0.8 million increase in professional services and consulting fees and a $0.4 million increase in reserves recorded for legal settlements. Unallocated corporate general and administrative expenses associated with our former Classmates domestic business unit totaled $2.0 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively.

Unallocated Corporate Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$1,218	$—	$1,218	N/A

        Unallocated corporate restructuring and other exit costs for the year ended December 31, 2014 consisted of employee termination costs.

Liquidity and Capital Resources

        Our summary cash flows for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$5,279	$17,929	$13,769
Net cash used for investing activities	$(5,427)	$(7,713)	$(5,559)
Net cash provided by (used for) financing activities	$1,312	$(1,366)	$(26,043)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        Our total cash and cash equivalents balance increased by $26.2 million, or 33%, to $104.8 million at December 31, 2015, compared to $78.6 million at December 31, 2014.

        Net cash provided by operating activities from continuing operations decreased by $12.7 million, or 71%. The decrease was primarily driven by:

  •
  an $8.0 million unfavorable change in accounts payable and accrued liabilities due to a $6.4 million settlement with the Internal Revenue Service accrued in a prior period and paid in 2015; a $1.0 million unfavorable change in personnel-related cost liabilities due to our restructuring initiatives; a $0.9 million separation settlement with a former executive officer accrued in 2014 and paid in 2015; and an unfavorable change in accrued costs related to our Communications services. These unfavorable changes were partially offset by favorable changes in income taxes payable and accrued legal fees;

  •
  a $4.7 million unfavorable change in other assets primarily due to income taxes receivable; a receivable recorded from a supplier related to our mobile broadband service; a $0.7 million receivable recorded in connection with the sale of our former Classmates domestic business unit; and an unfavorable change in other receivables;

  •
  a $3.4 million unfavorable change in accounts receivable primarily due to declines in advertising revenues;

  •
  a $2.9 million unfavorable change in inventories due to an increase in gift card inventory held at December 31, 2015, compared to December 31, 2014, driven by increased gift card sales for our Commerce & Loyalty segment;

  •
  a $3.2 million favorable change due to an increase in income from continuing operations, net of non-cash reconciling items;

  •
  a $1.7 million favorable change in member redemption liability primarily due to a decline in online loyalty marketing revenues in 2014 and an increase in such revenues in 2015; and

  •
  a $1.3 million favorable change in other liabilities primarily due to a decrease, in 2014, in reserves for uncertain tax positions.

        Net cash used for investing activities from continuing operations decreased by $2.3 million, or 30% primarily due to a decrease in purchases of property and equipment.

  •
  Capital expenditures for the year ended December 31, 2015 totaled $5.7 million. At December 31, 2015 and 2014, we had $0.2 million and $2.6 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2016 will be in the range of $4.0 million to $5.0 million, which includes the aforementioned $0.2 million of purchases on account at December 31, 2015. The actual amount of future capital expenditures may fluctuate due to a number of factors, which are difficult to predict. Technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash provided by financing activities from continuing operations increased by $2.7 million, or 196%. The increase was primarily due to a $1.7 million increase in proceeds from exercises of stock options and a $1.1 million decrease in repurchases of common stock.

        Future cash flows from financing activities may be affected by our repurchases of shares of our common stock. Our Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately-negotiated transactions based on prevailing market conditions and other factors. Our Board of Directors has approved and ratified the Program through December 31, 2015, which date was recently extended by the Board of Directors (in December 2015) to December 31, 2018. There were no repurchases under the Program during the years ended December 31, 2015, 2014, or 2013 and, at December 31, 2015, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the years ended December 31, 2015, 2014, and 2013, were $1.7 million, $2.8 million and $4.3 million, respectively, for which we withheld 0.1 million, 0.3 million and 0.3 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency, which may result in restructuring. Although restructuring efforts may reduce expenses and generate improved operating efficiencies, there can be no assurances that our restructuring efforts will be successful. In addition, past restructuring activities may not be a good indication of future restructuring opportunities, and any restructuring of our businesses may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors. We recorded restructuring and other exit costs totaling $1.5 million in the year ended December 31, 2015, which consisted of employee termination costs. During the year ended December 31, 2015, we paid $1.5 million of restructuring and other exit costs. At December 31, 2015, accrued restructuring and other exit costs totaled $0.1 million, which will be paid within 12 months.

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

        In March 2015, we reached an audit settlement with the Internal Revenue Service and, in connection with such settlement, we remitted $6.4 million to the Internal Revenue Service in the quarter ended June 30, 2015, for which we had previously established a reserve. Additionally, as discussed in Note 12, "Contingencies—Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, Classmates, Inc. cooperated with a Multistate Work Group of Attorneys General in connection with their investigations of our former post-transaction sales practices and certain other current or former business practices. In May 2015, Classmates, Inc. executed settlement agreements with each member of the Multistate Work Group, and in July 2015, we remitted $8.2 million in connection with the settlements, which was included in discontinued operations in the consolidated statement of operations. In October 2015, we received insurance proceeds in the amount of $4.2 million related to the Multistate Work Group inquiry and accompanying legal fees. Of this amount, $2.8 million was allocated to United Online, Inc., which was included in cash flows from discontinued operations, and $1.4 million was allocated to FTD, which was remitted to FTD in October 2015.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Net cash provided by operating activities from continuing operations increased by $4.2 million, or 30%. The increase was primarily driven by:

  •
  an $8.1 million favorable change due to an increase in income from continuing operations, net of non-cash reconciling items;

  •
  a $5.6 million favorable change in accounts receivable due to a decline in Communications advertising revenues, as well as a decline in Commerce & Loyalty revenues in 2014 primarily as a result of our restructuring initiatives in the year ended December 31, 2014;

  •
  a $1.0 million favorable change in inventories due to a $3.1 million favorable change from our Communications segment as a result of a decrease in mobile broadband device inventory in the year ended December 31, 2014, coupled with an increase in inventory in the year ended December 31, 2013. These favorable changes were significantly offset by a $2.1 million unfavorable change from our Commerce & Loyalty segment due to a slight gift card inventory decrease in the year ended December 31, 2014, compared to a $2.2 million decrease in the year ended December 31, 2013;

  •
  a $5.1 million unfavorable change in accounts payable and accrued liabilities primarily due to a $6.2 million tax accrual established in 2013 for a settlement with the Internal Revenue Service, and the timing of payments;

  •
  a $3.2 million unfavorable change in other assets primarily due to a $2.8 million unfavorable change in income taxes receivable;

  •
  a $1.8 million unfavorable change in other liabilities due to a decrease in reserves for uncertain tax positions in the year ended December 31, 2014; and

  •
  a $0.6 million unfavorable change in member redemption liability primarily due to a decline in Commerce & Loyalty revenues in 2014 as a result of restructuring initiatives in the year ended December 31, 2014.

        Net cash used for investing activities from continuing operations increased by $2.2 million, or 39%. The increase was primarily due to a $2.5 million increase in purchases of property and equipment, partially offset by a $0.3 million increase in proceeds from sales of investments.

        Net cash used for financing activities from continuing operations decreased by $24.7 million, or 95%. The decrease in net cash used for financing activities was due to a $31.0 million decrease in payments of dividends and dividend equivalents on nonvested restricted stock units and a $1.5 million decrease in repurchase of common stock. These decreases were partially offset by a $5.1 million decrease in proceeds from exercises of stock options, a $1.6 million decrease in proceeds from employee stock purchase plans, and a $1.1 million decrease in excess tax benefits from equity awards.

Contractual Obligations

        Contractual obligations at December 31, 2015 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Member redemption liability	$18,103	$6,781	$6,215	$2,580	$2,527
Noncancelable operating leases	11,453	3,222	4,250	3,683	298
Purchase obligations	1,197	1,197	—	—	—
Other liabilities	1,283	1,263	10	10	—

Total	$32,036	$12,463	$10,475	$6,273	$2,825

        At December 31, 2015, we had liabilities for uncertain tax positions totaling $4.8 million, of which $1.3 million was included in other liabilities in the contractual obligations table above and, at December 31, 2015, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at December 31, 2015 were scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Letters of credit	$465	$—	$—	$—	$465

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

Off-Balance Sheet Arrangements

        At December 31, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Inflation

        Inflation did not have a material impact on our consolidated revenues and results of operations during the years ended December 31, 2015, 2014 and 2013.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        While we do not currently maintain any short-term investments, we do invest in money market funds and time deposits, which are classified as cash and cash equivalents in our consolidated balance sheets. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At December 31, 2015, we did not have any fixed or floating rate debt obligations.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At December 31, 2015, the notional value of open forward foreign currency exchange contracts accounted for as net investment hedges totaled $5.5 million. At December 31, 2015, we had no outstanding forward foreign currency exchange contracts accounted for as cash flow hedges.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency exchange contracts could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10%, the impact on accumulated other comprehensive loss would have been immaterial at December 31, 2015.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At December 31, 2015, we did not have any open forward foreign currency exchange contracts that did not qualify for hedge accounting.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For our Consolidated Financial Statements and Schedule II, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2015, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting at December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is included in our definitive proxy statement relating to our 2016 annual meeting of stockholders, or in an amendment on Form 10-K/A, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is included in our definitive proxy statement relating to our 2016 annual meeting of stockholders, or in an amendment on Form 10-K/A, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is included in our definitive proxy statement relating to our 2016 annual meeting of stockholders, or in an amendment on Form 10-K/A, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is included in our definitive proxy statement relating to our 2016 annual meeting of stockholders, or in an amendment on Form 10-K/A, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is included in our definitive proxy statement relating to our 2016 annual meeting of stockholders, or in an amendment on Form 10-K/A, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

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

Date: March 3, 2016	UNITED ONLINE, INC.
	By:	/s/ JEFFREY GOLDSTEIN Jeffrey Goldstein Interim Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey Goldstein and Edward K. Zinser, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JEFFREY GOLDSTEIN Jeffrey Goldstein	Interim Chief Executive Officer and Director (Principal Executive Officer and Director)	March 3, 2016
/s/ EDWARD K. ZINSER Edward K. Zinser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2016
/s/ MICHELLE D. STALICK Michelle D. Stalick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2016
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	March 3, 2016
/s/ ROBERT BERGLASS Robert Berglass	Director	March 3, 2016

Signature	Title	Date

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	March 3, 2016
/s/ KENNETH D. DENMAN Kenneth D. Denman	Director	March 3, 2016
/s/ ANDREW D. MILLER Andrew D. Miller	Director	March 3, 2016
/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Chairman and Director	March 3, 2016
/s/ CAROL A. SCOTT Carol A. Scott	Director	March 3, 2016

EXHIBIT INDEX

				Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
2.1		Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	2.1	000-33367	11/6/2013
2.2		Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of May 20, 2015		10-Q	2.1	000-33367	8/6/2015
2.3		Stock Purchase Agreement by and among Intelius Holdings, Inc., the Registrant and Classmates Media Corporation, dated as of August 11, 2015		10-Q	2.3	000-33367	11/6/2015
3.1		Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	3.1	000-33367	3/13/2014
3.2		Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	3.2	000-33367	3/13/2014
10.1	*	Form of Indemnification Agreement		10-Q	10.32	000-33367	11/10/2008
10.2	*	2001 Stock Incentive Plan		10-Q	10.2	000-33367	8/9/2007
10.3	*	2010 Incentive Compensation Plan		10-Q	10.1	000-33367	8/6/2010
10.4	*	Amended and Restated 2010 Incentive Compensation Plan (As Amended and Restated as of June 13, 2013)		10-Q	10.1	000-33367	8/5/2013
10.5	*	Amended and Restated 2010 Incentive Compensation Plan (As Amended and Restated as of June 13, 2013 and as Amended as of April 23, 2015)		10-Q	10.1	000-33367	8/6/2015
10.6	*	2010 Employee Stock Purchase Plan		10-K	10.5	000-33367	3/2/2015
10.7	*	2010 Employee Stock Purchase Plan (As Amended as of April 23, 2015)		10-Q	10.2	000-33367	8/6/2015

				Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
10.8	*	2001 Supplemental Stock Incentive Plan (As Amended and Restated Effective September 26, 2001)		10-Q	10.5	000-33367	8/9/2007
10.9	*	Classmates Online, Inc. 2004 Stock Plan (Amended and Restated as of April 22, 2005)		10-Q	10.8	000-33367	5/10/2005
10.10	*	Form of Stock Option Agreement for 2001 Stock Incentive Plan		10-Q	10.3	000-33367	10/27/2004
10.11	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)		10-K	10.10	000-33367	2/28/2011
10.12	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)		10-K	10.11	000-33367	2/28/2011
10.13	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)		10-K	10.12	000-33367	2/28/2011
10.14	*	Form of Notice of Grant and Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)		10-K	10.14	000-33367	2/28/2011
10.15	*	Form of Notice of Grant and Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)		10-K	10.15	000-33367	2/28/2011
10.16	*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (officer with employment agreement)		10-K	10.16	000-33367	3/13/2014
10.17	*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (U.S. employees)		10-K	10.17	000-33367	3/13/2014

				Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
10.18	*	Form of Notice of Grant and Stock Option Agreement for Amended and Restated 2010 Incentive Compensation Plan (officer with employment agreement)		10-K	10.18	000-33367	3/13/2014
10.19	*	Amended and Restated United Online, Inc. Severance Benefit Plan (As Amended Effective May 1, 2014)		10-Q	10.2	000-33367	5/6/2014
10.20	*	Employment Agreement between the Registrant and Francis Lobo		10-K	10.21	000-33367	3/13/2014
10.21	*	General Release and Agreement between the Registrant and Kesa Tsuda, dated November 18, 2015	X
10.22	*	Offer Letter between the Registrant and Jeff Goldstein, dated January 11, 2016	X
10.23	*	Offer Letter between the Registrant and Mark Harrington, dated as of July 20, 2015		10-Q	10.1	000-33367	11/6/2015
10.24	*	Amended and Restated Offer Letter between the Registrant and Shahir Fakiri, dated March 10, 2015		10-Q	10.4	000-33367	5/7/2015
10.25	*	Offer Letter between the Registrant and Edward K. Zinser, effective May 14, 2014		10-Q	10.2	000-33367	8/18/2014
10.26	*	Change in Control Policy for Executives		10-Q	10.1	000-33367	5/7/2015
10.27	*	2015 Management Bonus Plan		10-Q	10.2	000-33367	5/7/2015
10.28		Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	10.11	000-33367	5/3/2004
10.29		Office Lease between LNR Warner Center IV, LLC and United Online, Inc., dated as of May 14, 2014		8-K	10.1	000-33367	5/22/2014
10.30	*	Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.1	000-33367	11/6/2013

Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
10.31	*	Amendment No. 1 to Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of January 2, 2014		10-K	10.49	000-33367	3/13/2014
10.32	*	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.2	000-33367	11/6/2013
10.33		Tax Sharing Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.3	000-33367	11/6/2013
21.1		List of Subsidiaries	X
23.1		Consent of Independent Registered Public Accounting Firm	X
24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K)	X
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		XBRL Instance Document	X
101.SCH		XBRL Taxonomy Extension Schema Document	X
101.CAL		XBRL Taxonomy Calculation Linkbase Document	X

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	Exhibit No.	File No.	Date Filed
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

*
Management contract or compensatory plan or arrangement.

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United Online, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 3, 2016

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$104,832	$78,634
Accounts receivable, net of allowance of $744 and $1,288 at December 31, 2015 and 2014, respectively	13,424	14,112
Inventories, net	6,878	5,413
Deferred tax assets, net	—	192
Other current assets	10,241	6,415
Assets of discontinued operations	—	5,672

Total current assets	135,375	110,438
Property and equipment, net	13,256	15,040
Deferred tax assets, net	1,514	1,549
Goodwill	46,660	46,862
Intangible assets, net	335	734
Other assets	1,070	1,161
Assets of discontinued operations	—	32,811

Total assets	$198,210	$208,595

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,460	$9,707
Accrued liabilities	10,252	18,545
Member redemption liability	6,781	7,287
Deferred revenue	13,431	16,168
Deferred tax liabilities, net	—	529
Liabilities of discontinued operations	—	31,545

Total current liabilities	38,924	83,781
Member redemption liability	11,322	11,360
Deferred revenue	17	17
Deferred tax liabilities, net	4,621	805
Other liabilities	5,706	5,766
Liabilities of discontinued operations	—	5,153

Total liabilities	60,590	106,882

Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2015 and 2014
Common stock, $0.0001 par value; 42,857 shares authorized; 14,850 and 14,289 shares issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	222,164	215,302
Accumulated other comprehensive loss	(4,086)	(3,158)
Accumulated deficit	(80,459)	(110,432)

Total stockholders' equity	137,620	101,713

Total liabilities and stockholders' equity	$198,210	$208,595

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$151,118	$165,719	$177,131
Operating expenses:
Cost of revenues	62,806	61,101	62,035
Sales and marketing	27,396	32,030	38,518
Technology and development	14,865	17,219	18,305
General and administrative	37,088	48,388	58,508
Amortization of intangible assets	409	421	399
Restructuring and other exit costs	1,468	3,054	1,192
Impairment of goodwill, intangible assets and long-lived assets	—	—	37,756

Total operating expenses	144,032	162,213	216,713

Operating income (loss)	7,086	3,506	(39,582)
Interest income	448	388	260
Interest expense	—	—	(12)
Other income, net	932	505	213

Income (loss) before income taxes	8,466	4,399	(39,121)
Provision for income taxes	3,959	841	46,595

Income (loss) from continuing operations	4,507	3,558	(85,716)
Income (loss) from discontinued operations, net of tax	25,466	(8,987)	(2,559)

Net income (loss)	$29,973	$(5,429)	$(88,275)

Income allocated to participating securities	(1,162)	340	(1,195)

Net income (loss) attributable to common stockholders	$28,811	$(5,089)	$(89,470)

Basic net income (loss) per common share:
Continuing operations	$0.23	$0.28	$(6.55)
Discontinued operations	1.73	(0.64)	(0.20)

Basic net income (loss) per common share	$1.96	$(0.36)	$(6.75)

Shares used to calculate basic net income (loss) per common share	14,673	14,115	13,261

Diluted net income (loss) per common share:
Continuing operations	$0.23	$0.28	$(6.55)
Discontinued operations	1.73	(0.64)	(0.20)

Diluted net income (loss) per common share	$1.96	$(0.36)	$(6.75)

Shares used to calculate diluted net income (loss) per common share	14,727	14,119	13,261

Dividends paid per common share	$—	$—	$2.25

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$29,973	$(5,429)	$(88,275)
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax provision of $—, $— and $8 for the years ended December 31, 2015, 2014 and 2013, respectively	4	(33)	13
Derivative settlement (gains) losses reclassified into earnings, net of tax benefit of $—, $— and $126 for the years ended December 31, 2015, 2014 and 2013, respectively	45	(23)	205
Other hedges:
Changes in net gains on derivatives, net of tax provision of $—, $— and $39 for the years ended December 31, 2015, 2014 and 2013, respectively	45	168	62
Foreign currency translation.	(1,022)	(995)	(2,402)

Other comprehensive loss	(928)	(883)	(2,122)

Comprehensive income (loss)	$29,045	$(6,312)	$(90,397)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2012	13,013	$1	$500,777	$(22,968)	$2,996	$480,806
Exercises of stock options	271	—	5,124	—	—	5,124
Issuance of common stock through employee stock purchase plan	229	—	2,997	—	—	2,997
Vesting of restricted stock units	233	—	—	—	—	—
Repurchases of common stock	—	—	(4,290)	—	—	(4,290)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(11,258)	—	(19,724)	(30,982)
Stock-based compensation	—	—	13,569	—	—	13,569
Tax benefits from equity awards	—	—	1,526	—	—	1,526
Other comprehensive loss	—	—	—	(2,122)	—	(2,122)
Spin off of FTD Companies, Inc.	—	—	(300,146)	22,815	—	(277,331)
Net loss	—	—	—	—	(88,275)	(88,275)

Balance at December 31, 2013	13,746	1	208,299	(2,275)	(105,003)	101,022
Issuance of common stock through employee stock purchase plan	142	—	1,397	—	—	1,397
Vesting of restricted stock units	401	—	—	—	—	—
Repurchases of common stock	—	—	(2,796)	—	—	(2,796)
Stock-based compensation	—	—	8,557	—	—	8,557
Tax shortfalls from equity awards	—	—	(155)	—	—	(155)
Other comprehensive loss	—	—	—	(883)	—	(883)
Net loss	—	—	—	—	(5,429)	(5,429)

Balance at December 31, 2014	14,289	1	215,302	(3,158)	(110,432)	101,713
Exercises of stock options	144	—	1,699	—	—	1,699
Issuance of common stock through employee stock purchase plan	132	—	1,308	—	—	1,308
Vesting of restricted stock units	285	—	—	—	—	—
Repurchases of common stock	—	—	(1,695)	—	—	(1,695)
Stock-based compensation	—	—	5,550	—	—	5,550
Other comprehensive loss	—	—	—	(928)	—	(928)
Net income	—	—	—	—	29,973	29,973

Balance at December 31, 2015	14,850	$1	$222,164	$(4,086)	$(80,459)	$137,620

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$29,973	$(5,429)	$(88,275)
Less: Income (loss) from discontinued operations, net of tax	25,466	(8,987)	(2,559)

Income (loss) from continuing operations	4,507	3,558	(85,716)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,002	7,109	7,140
Stock-based compensation	5,386	7,511	9,020
Provision for doubtful accounts receivable	32	54	359
Impairment of goodwill, intangible assets and long-lived assets	—	—	37,756
Deferred taxes, net	3,404	(1,321)	40,079
Tax benefits (shortfalls) from equity awards	—	(83)	1,411
Excess tax benefits from equity awards	—	(33)	(1,108)
Other, net	392	765	482
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivable, net	501	3,929	(1,664)
Inventories, net	(1,927)	975	(53)
Other assets	(2,995)	1,667	4,874
Accounts payable and accrued liabilities	(8,802)	(788)	4,335
Member redemption liability	(544)	(2,280)	(1,648)
Deferred revenue	(1,617)	(1,798)	(2,009)
Other liabilities	(60)	(1,336)	511

Net cash provided by operating activities from continuing operations	5,279	17,929	13,769

Cash flows from investing activities:
Purchases of property and equipment	(5,663)	(8,093)	(5,558)
Purchases of rights, content and intellectual property	(16)	—	—
Purchases of investments	—	(44)	(155)
Proceeds from sales of investments	252	394	87
Proceeds from sales of assets, net	—	30	67

Net cash used for investing activities from continuing operations	(5,427)	(7,713)	(5,559)

Cash flows from financing activities:
Proceeds from exercises of stock options	1,699	—	5,124
Proceeds from employee stock purchase plans	1,308	1,397	2,997
Repurchases of common stock	(1,695)	(2,796)	(4,290)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	—	—	(30,982)
Excess tax benefits from equity awards	—	33	1,108

Net cash provided by (used for) financing activities from continuing operations	1,312	(1,366)	(26,043)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,421)	(1,923)	(290)
Net cash provided by (used for) discontinued operations:
Operating activities	520	8,579	23,077
Investing activities	25,775	(5,029)	(16,135)
Financing activities	—	4	(33,457)
Effect of a change in cash and cash equivalents of discontinued operations	160	106	43,966

Net cash from discontinued operations	26,455	3,660	17,451

Change in cash and cash equivalents	26,198	10,587	(672)
Cash and cash equivalents, beginning of period	78,634	68,047	68,719

Cash and cash equivalents, end of period	$104,832	$78,634	$68,047

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

        On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, including FTD Group, Inc., "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). As a result, FTD's financial results are presented as discontinued operations in the Company's consolidated financial statements.

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

        In August 2015, the Company consummated the sale of its Classmates domestic business unit to Intelius Holdings, Inc. The purchase price received for Classmates domestic business unit was $30.6 million in cash. The Stock Purchase Agreement for the sale included customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. Accordingly, the results of operations, the financial condition and the cash flows of Classmates domestic business unit have been presented as discontinued operations for all periods presented.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in San Francisco, California; Schaumburg, Illinois; Fort Lee, New Jersey; Erlangen, Germany; Berlin, Germany; and Hyderabad, India.

Basis of Presentation

        The Company's consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Accounting Policies

        Segments—The Company complies with the reporting requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Management measures and reviews segment performance for internal reporting purposes in accordance with the "management approach" defined in ASC 280. The reportable segments identified in Note 2 below are the segments of the Company for which separate financial information is available and for which segment results are regularly reviewed by the Company's chief operating decision maker in deciding how to allocate resources and assess performance. Management has determined that segment income from operations, which excludes depreciation and amortization of intangible assets, is the appropriate measure for assessing performance of its segments and for allocating resources among segments.

        As discussed above, effective in the first quarter of 2015, the Company modified how it reports segment information to the Company's CODM as the information regularly reviewed by the CODM had changed. As a result of the changes, the Company now reports three operating segments to the CODM, including the Communications segment, as well as separately reporting the operating results of the Commerce & Loyalty and Social Media segments (which, in prior periods, were reported to the CODM together as the Content & Media segment). Further, as a result of the August 2015 sale of the Company's Classmates domestic business unit, the Social Media segment results exclude the Classmates domestic business unit (which, in prior periods, was reported as part of the Social Media segment). These changes have been reflected through a retroactive revision of prior-period segment information to conform to the newly-defined segment information.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        At December 31, 2015 and 2014, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the United States ("U.S."), Germany and India. Deposits with these institutions and firms generally exceed the amount of insurance provided on such deposits.

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

        At December 31, 2015, one customer comprised approximately 19% of the Company's consolidated accounts receivable balance. At December 31, 2014, one customer comprised approximately 15% of the Company's consolidated accounts receivable balance. For the years ended December 31, 2015, 2014 and 2013, the Company did not have any individual customers that comprised more than 10% of total revenues.

        Inventories—Inventories consist of finished goods, including gift cards related to the Company's member redemption liability, mobile broadband service devices, and modems. Inventories are stated at the lower of cost or market value. Inventories are valued using the first-in-first-out ("FIFO") method. Inventories also consist of work-in-process mobile broadband service devices, which have not yet been loaded with Company firmware required for functionality. The Company's management regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, records a provision for excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount the Company expects to realize from the sale of certain inventory. The Company recorded charges totaling $0.5 million, $1.1 million and a $0.6 million for the markdown of mobile broadband service inventory-related balances during the years ended December 31, 2015, 2014, and 2013, respectively.

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

fees; from the sale of yearbooks, including the related shipping and handling fees; and from the sale of third-party merchandise.

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

        Advertising and other revenues for the Company's loyalty marketing service consist primarily of fees generated when email offers are transmitted to members, when members respond to email offers and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the agreement with each advertising customer. As the earning

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenues are recorded. The Company's loyalty marketing service also generates revenues from the sale of gift cards.

        The Company's social networking products revenues are derived from the sale of yearbooks, including the related shipping and handling fees. Products revenues from the sale of yearbooks are recognized upon delivery to the customer. Shipping and handling fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping costs are included in cost of revenues.

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

        Sales and Marketing—Sales and marketing expenses include expenses associated with promoting the Company's brands, services and products and with generating advertising revenues. Expenses associated with promoting the Company's brands, services and products include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. The Company has expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, public relations, sponsorships, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's services and products are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2015, 2014 and 2013 were $12.8 million, $15.5 million and $20.2 million, respectively. At December 31, 2015, and 2014, the Company did not have any prepaid advertising and promotion expenses.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Software Development Costs—The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $3.7 million and $4.3 million in the years ended December 31, 2015 and 2014, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life, which is generally three years. Capitalized internal-use software is included in the computer software and equipment category within property and equipment, net, in the consolidated balance sheets.

        General and Administrative—General and administrative expenses, which include unallocated corporate expenses, consist of personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel, and personnel associated with operating the Company's corporate network systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; gains and losses on sales of assets; bad debt expense; and reserves or expenses incurred as a result of settlements, judgments, fines, penalties, assessments, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin offs, financing transactions, and other strategic transactions, including, without limitation, expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

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

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted the standard for the year ended December 31, 2015 and applied it prospectively. As such, no adjustment was made to prior periods.

2. SEGMENT INFORMATION

        Segment revenues and segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) were as follows (in thousands):

	Year Ended December 31, 2015
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$62,196	$—	$21,304	$83,500
Products revenues	4,832	—	689	5,521
Advertising and other revenues	23,199	38,022	886	62,107

Total segment revenues	$90,227	$38,022	$22,879	$151,128

Segment income (loss) from operations	$26,651	$(201)	$9,536	$35,986

	Year Ended December 31, 2014
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$68,727	$—	$27,926	$96,653
Products revenues	6,254	—	814	7,068
Advertising and other revenues	28,184	32,218	1,496	61,898

Total segment revenues	$103,165	$32,218	$30,236	$165,619

Segment income (loss) from operations	$29,194	$(1,172)	$13,260	$41,282

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2013
	Communications	Commerce & Loyalty	Social Media	Total
Services revenues	$68,599	$—	$30,792	$99,391
Products revenues	3,537	597	716	4,850
Advertising and other revenues	28,722	42,287	1,761	72,770

Total segment revenues	$100,858	$42,884	$33,269	$177,011

Segment income (loss) from operations	$32,381	$(2,757)	$(22,899)	$6,725

        A reconciliation of segment revenues to consolidated revenues was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment revenues:
Communications	$90,227	$103,165	$100,858
Commerce & Loyalty	38,022	32,218	42,884
Social Media	22,879	30,236	33,269

Total segment revenues	151,128	165,619	177,011
Corporate	—	100	145
Intersegment eliminations	(10)	—	(25)

Consolidated revenues	$151,118	$165,719	$177,131

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment operating expenses:
Communications	$63,576	$73,971	$68,477
Commerce & Loyalty	38,223	33,390	45,641
Social Media	13,343	16,976	56,168

Total segment operating expenses	115,142	124,337	170,286
Depreciation	6,593	6,688	6,741
Amortization of intangible assets	409	421	399
Unallocated corporate expenses	21,898	30,767	39,312
Intersegment eliminations	(10)	—	(25)

Consolidated operating expenses	$144,032	$162,213	$216,713

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated income (loss) before income taxes was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment income (loss) from operations:
Communications	$26,651	$29,194	$32,381
Commerce & Loyalty	(201)	(1,172)	(2,757)
Social Media	9,536	13,260	(22,899)

Total segment income from operations	35,986	41,282	6,725
Corporate revenues	—	100	145
Depreciation	(6,593)	(6,688)	(6,741)
Amortization of intangible assets	(409)	(421)	(399)
Unallocated corporate expenses	(21,898)	(30,767)	(39,312)
Interest income	448	388	260
Interest income	—	—	(12)
Other income, net	932	505	213

Income (loss) before income taxes	$8,466	$4,399	$(39,121)

        Depreciation expense by segment was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Communications	$2,982	$3,006	$3,354
Commerce & Loyalty	1,511	1,661	1,771
Social Media	1,438	1,553	1,302
Unallocated corporate	662	468	314

Total depreciation expense	$6,593	$6,688	$6,741

        Amortization of intangible assets by segment was as follows (in thousands):

	Year Ended December 31, 2015
	2015	2014	2013
Commerce & Loyalty	$285	$284	$263
Social Media	124	137	136

Total amortization expense	$409	$421	$399

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic revenues are attributed to countries based on the principal location of the Company's entities from which those revenues were generated. Geographic information for revenues was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$128,237	$135,483	$143,865
Germany	18,924	24,592	26,730
Europe, excluding Germany	3,957	5,644	6,536

Consolidated revenues	$151,118	$165,719	$177,131

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	December 31,
	2015	2014
United States	$11,236	$13,042
Germany	2,861	2,928
Other	229	231

Total long-lived assets	$14,326	$16,201

        Segment assets are not reported to, or used by, the Company's CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Inventories, Net

        Inventories, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Work-in-process	$—	$411
Finished goods	6,878	5,002

Total	$6,878	$5,413

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31,
	2015	2014
Income taxes receivable	$3,599	$881
Prepaid expenses	1,738	2,154
Prepaid insurance	1,287	1,319
Other	3,617	2,061

Total	$10,241	$6,415

Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Computer software and equipment	$75,619	$80,846
Furniture and fixtures	6,444	6,254

	82,063	87,100
Less: accumulated depreciation and leasehold improvements amortization	(68,807)	(72,060)

Total	$13,256	$15,040

        Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $6.6 million, $6.7 million and $6.7 million, respectively.

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Employee compensation and related liabilities	$7,628	$10,927
Income taxes payable	756	5,204
Non-income taxes payable	463	527
Accrued restructuring and other exit costs	123	200
Customer deposits	106	79
Reserves for legal settlements	105	30
Separation payments for an executive officer	—	859
Other	1,071	719

Total	$10,252	$18,545

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Income taxes payable	$3,528	$3,571
Other	2,178	2,195

Total	$5,706	$5,766

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment were as follows (in thousands):

	Communications	Commerce & Loyalty	Social Media	Total
Balance at December 31, 2013:
Goodwill (excluding impairment charges)	$13,227	$49,122	$54,636	$116,985
Accumulated impairment charges	(5,738)	(26,606)	(37,756)	(70,100)

Goodwill at December 31, 2013	7,489	22,516	16,880	46,885

Foreign currency translation	—	—	(23)	(23)

Balance at December 31, 2014:
Goodwill (excluding impairment charges)	13,227	49,122	54,613	116,962
Accumulated impairment charges	(5,738)	(26,606)	(37,756)	(70,100)

Goodwill at December 31, 2014	7,489	22,516	16,857	46,862

Foreign currency translation	—	—	(202)	(202)

Balance at December 31, 2015:
Goodwill (excluding impairment charges)	13,227	49,122	54,411	116,760
Accumulated impairment charges	(5,738)	(26,606)	(37,756)	(70,100)

Goodwill at December 31, 2015	$7,489	$22,516	$16,655	$46,660

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

2015 Goodwill Impairment Assessment

        The Company performed a goodwill impairment assessment for the Social Media reporting unit during the quarter ended September 30, 2015 as a result of the sale of Classmates, Inc. The first step of the quantitative goodwill impairment test resulted in the determination that the estimated fair values of the Company's reporting units substantially exceeded their respective carrying amounts, including goodwill. Accordingly, the second step was not required.

        The Company performed the annual quantitative goodwill impairment assessment for all of its reporting units in the fourth quarter of 2015. The first step of the quantitative goodwill impairment test resulted in the determination that the fair values of the Company's Communications and Social Media reporting units substantially exceeded their carrying amounts, including goodwill. The fair value of the Company's MyPoints reporting unit exceeded its carrying amount, including goodwill, by approximately 22%. Accordingly, the second step was not required for any of the Company's reporting units.

Intangible Assets, Net

        Intangible assets, net, consisted of the following (in thousands):

	December 31, 2015
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$56,419	$(56,172)	$247
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	11,548	(11,476)	72
Software and technology	5,072	(5,072)	—
Rights, content and intellectual property	2,707	(2,691)	16

Total	$83,646	$(83,311)	$335

	December 31, 2014
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$56,473	$(56,096)	$377
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	11,548	(11,191)	357
Software and technology	5,079	(5,079)	—
Rights, content and intellectual property	2,703	(2,703)	—

Total	$83,703	$(82,969)	$734

        Amortization expense related to intangible assets was $0.4 million for each of the years ended December 31, 2015, 2014 and 2013.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

        Estimated future intangible assets amortization expense at December 31, 2015 was as follows (in thousands):

		Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
Estimated amortization of intangible assets	$335	$180	$83	$63	$2	$2	$5

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
		December 31,		December 31,
	Balance Sheet Location
		2015	2014	2015	2014
Derivative assets	Other current assets	$45	$149	$5,480	$1,594
Derivative liabilities	Accrued liabilities	$—	$18	$—	$867

        The effect of derivatives designated as cash flow hedging instruments on accumulated other comprehensive loss, other income, net, and technology and development expenses was as follows (in thousands):

	Change in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2015	2014	2013
Forward foreign currency exchange contracts	$52	$(56)	$130

        At December 31, 2015, the effective portion, before tax effect, of the Company's forward foreign currency exchange contracts designated as cash flow hedging instruments was $0.

		Gains Recognized in Earnings on Derivatives (Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2015	2014	2013
Forward foreign currency exchange contracts	Other income, net	$23	$118	$100

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE INSTRUMENTS (Continued)

        There was no ineffectiveness related to the Company's cash flow hedging instruments in the year ended December 31, 2015 and 2014. The ineffectiveness related to the Company's cash flow hedging instruments was $(8,000) in the year ended December 31, 2013.

		(Gains) Losses Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2015	2014	2013
Forward foreign currency exchange contracts	Technology and development expenses	$45	$(23)	$323

        The effect of derivative instruments designated as net investment hedging instruments on accumulated other comprehensive loss was as follows (in thousands):

	Change in Gains Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Net Investment Hedging Instruments	2015	2014	2013
Forward foreign currency exchange contracts	$45	$168	—

        There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the years ended December 31, 2015, 2014 and 2013.

        The effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

		Gains (Losses) Recognized in Earnings on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location	2015	2014	2013
Forward foreign currency exchange contracts	Other income, net	$105	$369	$44

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS

Financial Assets and Derivative Instruments

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	December 31, 2015
Description	Level 1	Level 2	Total
Assets:
Money market funds	$65,809	$—	$65,809
Derivative assets	—	45	45

Total	$65,809	$45	$65,854

	Estimated Fair Value
	December 31, 2014
Description	Level 1	Level 2	Total
Assets:
Money market funds	$42,741	$—	$42,741
Time deposits	—	8,041	8,041
Derivative assets	—	149	149

Total	$42,741	$8,190	$50,931

Liabilities:
Derivative liabilities	$—	$18	$18

Total	$—	$18	$18

Social Media Goodwill

        During the year ended December 31, 2013, the Company recorded goodwill impairment charges related to the Social Media reporting unit totaling $37.8 million. Accordingly, such goodwill was required to be measured at fair value on a non-recurring basis and, at September 30, 2013, the estimated fair value was as follows (in thousands):

Estimated Fair Value
Description	Total (Level 3)
Assets:
Social Media reporting unit goodwill	$16,876

        The Company estimated the fair value of the Social Media reporting unit using the income approach, as a meaningful base of market data was not available to use the market approach. The inputs for the fair value calculations of the reporting unit included a 3% growth rate to calculate the terminal value and a discount rate of 16%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY

Preferred Stock

        United Online, Inc. has 5.0 million shares of preferred stock authorized with a par value of $0.0001. At December 31, 2015 and 2014, United Online, Inc. had no preferred shares issued or outstanding.

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

        In January 2014, the Company announced that United Online, Inc.'s Board of Directors determined to discontinue cash dividend payments in order to provide financial flexibility to support anticipated long-term growth initiatives. The Company currently intends to retain any future earnings for use in the operation of our business and, as a result, does not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on the Company's capital stock will be at the discretion of the Company's Board of Directors, subject to applicable laws, and will depend on the Company's financial condition, results of operations, capital requirements, general business conditions and other factors that the Company's Board of Directors considers relevant.

Common Stock Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program, which was recently extended by the Board of Directors (in December 2015) through December 31, 2018. From August 2001 through December 2014, the Company had repurchased $150.2 million of its common stock under the Program. There were no repurchases under the Program during the year ended December 31, 2015 and, at December 31, 2015, the authorization remaining under the Program was $80.0 million.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory employee withholding taxes in cash. The amounts remitted in the year ended December 31, 2015, 2014 and 2013 were $1.7 million, $2.8 million and $4.3 million respectively, for which the Company withheld 0.1 million, 0.3 million and 0.3 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$7	$—	$(2,282)	$(2,275)
Other comprehensive loss before reclassifications	(33)	168	(995)	(860)
Amounts reclassified from accumulated other comprehensive loss	(23)	—	—	(23)

Other comprehensive loss	(56)	168	(995)	(883)

Balance at December 31, 2014	(49)	168	(3,277)	(3,158)
Other comprehensive loss before reclassifications	4	45	(1,022)	(973)
Amounts reclassified from accumulated other comprehensive loss	45	—	—	45

Other comprehensive loss	49	45	(1,022)	(928)

Balance at December 31, 2015	$—	$213	$(4,299)	$(4,086)

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

        Restricted stock units granted to employees generally vest over a one-to four-year period under a variety of vesting schedules and are canceled upon termination of employment. Restricted stock units

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

granted to non-employee members of United Online, Inc.'s Board of Directors generally vest annually over a one-year period.

        Stock options granted to employees generally vest over a three-or four-year period under a variety of vesting schedules and are canceled upon termination of employment. Stock option grants expire after ten years unless canceled earlier due to termination of employment.

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

        At December 31, 2015, there were 16.1 million aggregate shares reserved for issuance and 11.7 million shares available for grant under the Plan.

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Cost of revenues	$134	$174	$107
Sales and marketing	374	481	560
Technology and development	679	804	919
General and administrative	4,199	6,052	7,434

Total stock-based compensation	$5,386	$7,511	$9,020

Tax benefit recognized(a)	$1,831	$2,629	$3,067

(a)
Income tax benefit is presented prior to consideration of the Company's deferred tax asset valuation allowance. See Note 9, "Income Taxes".

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Units

        The following table summarizes activity for restricted stock units:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2014	805	$11.34
Granted	272	$15.19
Vested	(412)	$11.57
Forfeited/canceled	(263)	$12.20

Nonvested at December 31, 2015	402	$13.15

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $15.19, $11.26 and $11.71, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $5.6 million, $7.7 million and $10.8 million, respectively. At December 31, 2015, the intrinsic value of nonvested restricted stock units was $4.7 million. At December 31, 2015, nonvested restricted stock units expected to vest totaled 0.4 million with an intrinsic value totaling $4.4 million. At December 31, 2015, total unrecognized compensation cost related to nonvested restricted stock units, net of expected forfeitures, was $3.3 million and was expected to be recognized over a weighted-average period of 0.9 years.

Stock Options

        The following table summarizes stock option activity:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2014	947	$12.28
Granted	548	$14.74
Exercised	(144)	$11.77
Forfeited/canceled	(508)	$14.53

Outstanding at December 31, 2015	843	$12.61	7.2	$355

Exercisable at December 31, 2015	328	$11.41	4.3	$212

Expected to vest at December 31, 2015	485	$13.35	9.0	$137

        The weighted-average grant date fair value of stock options granted during the year ended December 31, 2015 and 2014 was $14.74 and $5.39, respectively. The Company did not grant any stock options during the year ended December 31, 2013. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0 and $1.5 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2015, 2014 and 2013 was $1.7 million, $0 and $5.1 million, respectively. Tax benefits realized from stock

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

options exercised in the years ended December 31, 2015, 2014 and 2013 were $0.2 million, $0 and $1.2 million, respectively, prior to consideration of the Company's deferred tax asset valuation allowance. At December 31, 2015, total unrecognized compensation cost related to unvested stock options, net of expected forfeitures, was $2.6 million and was expected to be recognized over a weighted-average period of 1.0 years.

        The fair value of stock options granted during the year ended December 31, 2015 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	1.71%	1.87%
Expected term (in years)	5.83	5.96
Dividend yield	0%	0%
Volatility	45.65%	48.93%

Employee Stock Purchase Plans

        In 2010, the Company adopted the 2010 Employee Stock Purchase Plan to replace the 2001 Employee Stock Purchase Plan. The Company's 2001 Employee Stock Purchase Plan expired in 2011 following the completion of the final purchase thereunder. In November 2013, the Company adopted a revised 2010 Employee Stock Purchase Plan, which was amended in April 2015. This plan had 1.0 million shares of the common stock reserved and available for issuance at December 31, 2015.

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

        The fair value of employee stock purchase plan shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.3%	0.2%	0.2%
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Dividend yield	0%	1.0%	8.1%
Volatility	48.8%	43.7%	40.4%

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

        The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value employee stock purchase plan shares. The Company calculates expected volatility based on historical volatility of United Online, Inc.'s common stock. The expected term represents the amount of time remaining in the 24-month offering period. The risk-free interest rate assumed in valuing the employee stock purchase plan shares is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the closing market price of United Online, Inc.'s common stock at the date of grant. At December 31, 2015, total unrecognized compensation cost related to the 2010 Employee Stock Purchase Plan was $0.5 million and was expected to be recognized over a weighted-average period of 0.7 years.

9. INCOME TAXES

        Income (loss) from continuing operations before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(514)	$(7,863)	$(15,487)
Foreign	8,980	12,262	(23,634)

Income (loss) before income taxes	$8,466	$4,399	$(39,121)

        The provision for income taxes from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(583)	$(1,673)	$1,591
State	696	40	1,054
Foreign	2,875	3,760	4,197

	2,988	2,127	6,842

Deferred:
Federal	873	(1,616)	40,602
State	(36)	64	485
Foreign	134	266	(1,334)

	971	(1,286)	39,753

Provision for income taxes from continuing operations	$3,959	$841	$46,595

        For the year ended December 31, 2015, the Company generated a domestic net operating loss. The Company recorded a federal income tax receivable of $2.2 million as the benefit is expected to be realized through a net operating loss carryback. The benefit related to this net operating loss carryback was recognized in the year ended December 31, 2014.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The provision for income taxes from continuing operations reconciled to the amount computed by applying the statutory federal rate to income (loss) from continuing operations before taxes was as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	34.0%	35.0%	34.0%
State taxes, net	3.1	9.8	0.6
Nondeductible compensation	0.1	16.5	—
Deferred tax adjustment—U.K. statutory rate reduction	—	—	3.6
Effects of foreign income	(3.6)	(15.5)	1.8
Foreign distribution	3.3	56.9	—
Foreign tax credit	—	—	9.3
Changes in uncertain tax positions	4.2	(9.9)	(16.7)
Capital loss	(26.3)	—	—
Tax effect of goodwill impairment	—	—	(32.8)
Transaction expense	1.2	—	—
Indefinite-lived asset	16.3	19.1	—
Tax settlements	(9.0)	6.2	—
Valuation allowance	24.5	(96.3)	(109.9)
Benefit from discontinued operations	(1.1)	—	—
Other differences, net	0.1	(2.7)	(9.0)

Effective tax rate	46.8%	19.1%	(119.1)%

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss and tax credit carryforwards	$37,430	$38,877
Member redemption liability	4,850	5,326
Capital loss	2,223	—
Stock-based compensation	1,325	1,450
Amortization of acquired intangible assets	—	1,206
Other, net	3,036	4,430

Total gross deferred tax assets	48,864	51,289
Less: valuation allowance	(44,234)	(48,207)

Total deferred tax assets after valuation allowance	4,630	3,082

Deferred tax liabilities:
Depreciation and amortization	(3,567)	(2,675)
European unrepatriated earnings and profits	(3,189)	—
Amortization of acquired intangible assets	(981)	—

Total deferred tax liabilities	(7,737)	(2,675)

Net deferred tax assets (liabilities)	$(3,107)	$407

	December 31,
	2015	2014
Current deferred tax assets, net	$—	$192
Non-current deferred tax assets, net	1,514	1,549
Current deferred tax liabilities, net	—	(529)
Non-current deferred tax liabilities, net	(4,621)	(805)

Net deferred tax assets (liabilities)	$(3,107)	$407

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

        In assessing the realization of net deferred tax assets at December 31, 2015, based on the carryback availability, the Company believes that it was more likely than not that the Company will not realize benefits related to its domestic deductible differences. All of the remaining domestic net deferred tax assets, excluding indefinite-lived assets, will be subject to a valuation allowance as they are

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

not expected to be realized. Therefore, a valuation allowance totaling $44.2 million for net unrealizable deferred tax assets, excluding indefinite-lived assets, was recorded at December 31, 2015.

        Subsequent to the FTD Spin-Off Transaction in the quarter ended December 31, 2013, the Company performed an extensive evaluation for a valuation allowance against its net deferred tax assets, excluding indefinite-lived assets. In its evaluation of positive and negative evidence, the Company determined that the negative evidence was more persuasive, which led the Company to record a full valuation allowance against its domestic net deferred tax assets, excluding indefinite-lived assets and net operating loss carryback. The Company had a valuation allowance totaling $44.2 million and $48.2 million at December 31, 2015 and 2014, respectively, to reduce domestic net deferred tax assets to an amount that is more likely than not to be realized in future periods. The valuation allowance relates to domestic net deferred tax assets, including federal and state net operating loss carryforwards, member redemption liability and foreign tax credit carryforwards.

        At December 31, 2015 and 2014, the Company had gross unrecognized tax benefits totaling $2.8 million and $8.6 million, respectively, all of which would have an impact on the Company's effective income tax rate, if recognized. The effective income tax rate impact is inclusive of changes in valuation allowance resulting from recognition of previously unrecognized tax benefits. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$8,625	$9,037	$4,218
Additions for current year tax positions	115	119	324
Reductions for current year tax positions	—	(625)	(268)
Additions for prior year tax positions	—	895	5,565
Reductions for prior year tax positions	(75)	(737)	(440)
Reductions related to settlements with taxing authorities	(5,816)	(64)	(286)
Reductions due to lapse in statutes of limitations	—	—	(76)

Ending balance	$2,849	$8,625	$9,037

        The Company files income tax returns in the U.S., various state and local jurisdictions, Germany, and certain other foreign jurisdictions. The Company is currently under audit by certain state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2010 are generally not subject to examination by the IRS and state, local and foreign jurisdictions, except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        At December 31, 2015, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $1.3 million within the next 12 months due to audit settlements and expiration of statute of limitations.

        The Company had accrued $1.9 million and $2.7 million for interest and penalties relating to uncertain tax positions at December 31, 2015 and 2014, respectively, all of which was included in income taxes payable. The Company recorded $0.2 million, $(0.1) million and $1.3 million of interest and penalty expenses related to uncertain tax positions, which was included in provision for income taxes, for the years ended December 31, 2015, 2014 and 2013, respectively.

        At December 31, 2015 and 2014, U.S. income taxes were not provided on $6.4 million and $7.8 million, respectively, of undistributed earnings of the Company's foreign subsidiaries because such earnings have been permanently reinvested in foreign operations. If these earnings were repatriated to the U.S., the Company would not expect to owe additional U.S. income taxes due to the utilization of net operating loss and foreign tax credit carryovers.

        For the years ended December 31, 2015, 2014 and 2013, net income tax benefits (shortfalls) attributable to stock-based compensation from continuing operations that were allocated to stockholders' equity totaled $0, $(0.2) million and $1.3 million, respectively.

        At December 31, 2015, the Company had federal, state and foreign net operating loss carryforwards totaling $87.5 million, $56.9 million and $4.0 million, respectively. The federal net operating loss carryforwards will begin to expire in 2019, the state net operating loss carryforwards begin to expire in 2016 and the foreign net operating loss carryforwards generally have an indefinite life. These carryforwards have been adjusted to reflect the Company's estimate of limitations under Section 382 of the Internal Revenue Code of 1986, as amended. At December 31, 2015, the Company had $3.2 million of foreign tax credit carryovers, which will begin to expire in 2019. Of the total FTC carryforward, $0.3 million related to the excess tax benefits from employee stock compensation, which will increase stockholders' equity by $0.3 million if and when such excess tax benefits are ultimately realized. Due to the ownership change provisions under Section 382, use of a portion of the Company's domestic net operating loss and tax credit carryforwards may be limited in future periods in the event of another ownership change. At December 31, 2015, the Company had federal and state capital loss of approximately $6.1 million and $3.5 million carryover, respectively, which will expire in 2020.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$4,507	$3,558	$(85,716)
Income allocated to participating securities	(1,162)	340	(1,195)

Income (loss) from continuing operations available to common stockholders	3,345	3,898	(86,911)
Income (loss) from discontinued operations, net of tax available to common stockholders	25,466	(8,987)	(2,559)

Net income (loss) attributable to common stockholders	$28,811	$(5,089)	$(89,470)

Denominator:
Weighted-average common shares	14,673	14,115	13,261
Add: Dilutive effect of non-participating securities	54	4	—

Shares used to calculate diluted net income (loss) per common share	14,727	14,119	13,261

Basic net income (loss) per common share:
Continuing operations	$0.23	$0.28	$(6.55)
Discontinued operations	1.73	(0.64)	(0.20)

Basic net income (loss) per common share	$1.96	$(0.36)	$(6.75)

Diluted net income (loss) per common share:
Continuing operations	$0.23	$0.28	$(6.55)
Discontinued operations	1.73	(0.64)	(0.20)

Diluted net income (loss) per common share	$1.96	$(0.36)	$(6.75)

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the years ended December 31, 2015, 2014 and 2013 were 1.0 million, 1.2 million and 1.1 million, respectively.

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability. The following tables summarize restructuring and other exit costs (in thousands):

Accrued restructuring and other exit costs at December 31, 2014	$200
Restructuring and other exit costs	1,468
Cash paid for restructuring and other exit costs	(1,545)

Accrued restructuring and other exit costs at December 31, 2015	$123

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER EXIT COSTS (Continued)

	Year Ended December 31, 2015
	Communications	Commerce & Loyalty	Corporate	Total
Restructuring and other exit costs:
Employee termination costs	$1,105	$(2)	$365	$1,468

Total restructuring and other exit costs	$1,105	$(2)	$365	$1,468

	Year Ended December 31, 2014
	Communications	Commerce & Loyalty	Corporate	Total
Restructuring and other exit costs:
Employee termination costs	$370	$1,099	$1,218	$2,687
Facility closure and relocation costs	9	358	—	367

Total restructuring and other exit costs	$379	$1,457	$1,218	$3,054

12. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2015 under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
Noncancelable operating leases	$11,453	$3,222	$2,323	$1,927	$1,950	$1,733	$298

        The Company leases certain office space, data centers, and office equipment under operating leases expiring at various periods through 2021. Certain of the Company's operating leases include rent holidays, as well as rent escalation provisions. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $6.1 million and $8.3 million, respectively.

Letters of Credit

        Letters of credit are maintained pursuant to certain of the Company's lease arrangements and contractual obligations. The amounts of letters of credit are subject to change based on the terms of the related agreements. Certificates of deposit totaling $0.5 million and $0.6 million at December 31, 2015 and 2014, respectively, were maintained by the Company in connection with certain of these letters of credit and were included in other current assets and other assets in the consolidated balance sheets. Commitments under letters of credit at December 31, 2015 were scheduled to expire as follows (in thousands):

		Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
Letters of credit	$465	$—	$—	$—	$—	$—	$465

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Other Commitments

        At December 31, 2015, the Company had $1.2 million of purchase obligations and $1.3 million of other liabilities. At December 31, 2015, the Company had liabilities for uncertain tax positions totaling $4.8 million, of which $1.3 million, at December 31, 2015, was expected to be due in less than one year and is included in the $1.3 million of other liabilities discussed above. The Company is not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For example, the Company agreed to indemnify the purchaser of the Company's former Classmates domestic business unit for certain liabilities and have retained responsibility for certain legal proceedings relating to the Classmates domestic business unit. In addition, the Company has entered into indemnification agreements with the Company's directors and certain of the Company's officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities, including those arising from the Company's obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Matters

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. In February 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark and the court entered judgment in favor of the defendants. In March 2014, plaintiff filed a notice of appeal of the judgment in favor of defendants. The plaintiff's appeal brief was filed in November 2014. Classmates' opposition brief was filed in December 2014. Plaintiff's reply brief was filed in March 2015. Classmates' reply brief was filed in April 2015 and oral arguments on the appeal are scheduled for March 2016.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages; (iii) if there is uncertainty as to the outcome of pending appeals, motions, or settlements; (iv) if there are significant factual issues to be determined or resolved; and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2015, the Company had reserves totaling $0.1 million for estimated losses related to legal matters. With respect to the legal matters described above that are ongoing, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

13. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest	$—	$—	$7,762
Cash paid for income taxes, net	$8,902	$3,412	$13,599

        At December 31, 2015 and 2014 non-cash investing items from continuing operations included $0.2 million and $2.6 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the Company's consolidated balance sheets. During the year ended December 31, 2013, in accordance with the FTD Spin-Off Transaction, the Company made a non-cash distribution to stockholders through a tax-free dividend, which reduced the Company's stockholders' equity by $277.3 million.

14. DISCONTINUED OPERATIONS

        On November 1, 2013, United Online, Inc. completed the FTD Spin-Off Transaction. In August 2015, the Company consummated the sale of its Classmates domestic business unit to Intelius Holdings, Inc. The Classmates domestic business unit was previously included as part of the Social Media segment results. Accordingly, the results of operations, financial condition and cash flows of FTD Companies, Inc. and the Classmates domestic business unit have been presented as discontinued operations for all periods presented.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DISCONTINUED OPERATIONS (Continued)

        Revenues and income (loss) from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$31,523	$52,416	$573,893
Operating expenses:
Cost of revenues	5,488	9,813	337,867
Sales and marketing	12,696	20,007	106,874
Technology and development	5,678	10,599	26,485
General and administrative	1,714	15,416	52,776
Amortization of intangible assets	988	5,203	25,020
Contingent consideration—fair value adjustment	—	—	(5,124)
Restructuring and other exit costs	3	502	1,308
Impairment of goodwill, intangible assets and long-lived assets	—	—	17,684

Total operating expenses	26,567	61,540	562,890

Operating income (loss)	4,956	(9,124)	11,003
Interest income	1	1	536
Interest expense	—	—	(10,926)
Other income, net	—	(88)	304
Gain on disposal of discontinued operations	20,787	—	—

Income (loss) from discontinued operations before income taxes	25,744	(9,211)	917
Provision for (benefit from) income taxes	278	(224)	3,476

Income (loss) from discontinued operations, net of tax	$25,466	$(8,987)	$(2,559)

        The Company recorded $1.7 million of transaction-related costs in the year ended December 31, 2013 in connection with the FTD Spin-Off Transaction, which were included in discontinued operations in the consolidated statements of operations. The Company recorded $0.3 million of transaction-related costs in the year ended December 31, 2015 in connection with the sale of the Classmates domestic business unit, which was included in discontinued operations in the consolidated statement of operations. During the year ended December 31, 2015, the Company recorded an insurance recovery gain of $2.8 million related to the Classmates' portion of the Multistate Work Group inquiry and accompanying legal fees, which was included in discontinued operations in the consolidated statement of operations.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DISCONTINUED OPERATIONS (Continued)

        The major classes of assets and liabilities included in discontinued operations related to the Classmates domestic business unit at December 31, 2014 were as follows (in thousands):

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Year ended December 31, 2015:
Revenues	$40,107	$36,289	$37,562	$37,160
Cost of revenues	$18,417	$14,735	$14,654	$15,000
Operating income (loss)	$3,043	$2,695	$2,170	$(822)
Income (loss) from continuing operations	$2,182	$1,881	$1,562	$(1,118)
Income from discontinued operations, net of income tax	$342	$24,070	$795	$259
Net income (loss)	$2,524	$25,951	$2,357	$(859)
Net income (loss) attributable to common stockholders	$2,446	$24,989	$2,261	$(859)
Income (loss) from continuing operations per common share—basic	$0.14	$0.06	$0.10	$(0.08)
Income (loss) from continuing operations per common share—diluted	$0.14	$0.06	$0.10	$(0.08)
Net income (loss) per common share—basic	$0.17	$1.69	$0.15	$(0.06)
Net income (loss) per common share—diluted	$0.16	$1.69	$0.15	$(0.06)

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Year ended December 31, 2014:
Revenues	$41,813	$39,989	$41,661	$42,256
Cost of revenues	$15,252	$14,615	$14,553	$16,681
Operating income (loss)	$3,066	$2,173	$3,297	$(5,030)
Income (loss) from continuing operations	$7,848	$989	$1,509	$(6,788)
Loss from discontinued operations, net of income tax	$(846)	$(783)	$(3,759)	$(3,599)
Net income (loss)	$7,002	$206	$(2,250)	$(10,387)
Net income (loss) attributable to common stockholders	$6,606	$194	$(2,109)	$(10,387)
Income (loss) from continuing operations per common share—basic	$0.52	$0.07	$0.12	$(0.49)
Income (loss) from continuing operations per common share—diluted	$0.52	$0.07	$0.12	$(0.49)
Net income (loss) per common share—basic	$0.46	$0.01	$(0.15)	$(0.75)
Net income (loss) per common share—diluted	$0.46	$0.01	$(0.15)	$(0.75)

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Charges Utilized (Write-offs)	Balance at End of Period
Accounts receivable allowance:
Year ended December 31, 2015	$1,288	$32	$355	$(931)	$744
Year ended December 31, 2014	$1,560	$54	$770	$(1,096)	$1,288
Year ended December 31, 2013	$1,373	$359	$526	$(698)	$1,560

Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are credited against revenues.

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2015	$48,207	$2,629	(a)	$(6,602	)(b)	$44,234
Year ended December 31, 2014	$43,841	$5,268	(c)	$(902	)(d)	$48,207
Year ended December 31, 2013	$6,295	$40,515	(e)	$(2,969	)(f)	$43,841

(a)
The increase in the valuation allowance relates primarily to the capital loss carryover generated in the year ended December 31, 2015, the benefit for which is not currently recognizable due to the uncertainty regarding its realization.

(b)
The decrease in the valuation allowance relates to a reduction in the foreign tax credit carryover, a reduction in the net deferred tax assets related to discontinued operations and the liability related to the unrepatriated earnings of foreign subsidiaries that are not permanently reinvested (excluding the liability related to indefinite-lived assets).

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