Form 10-K/A
period 2015-12-31
UNITED ONLINE INC
filed 2016-04-28
CIK 1142701

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐  No ☒

At June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s common stock on such date reported by The Nasdaq Global Select Market, was $228,181,573 (calculated by excluding shares directly or indirectly held by directors and officers).

At February 26, 2016, there were 14,942,456 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of United Online, Inc. for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2016 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously-reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

UNITED ONLINE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the Year Ended December 31, 2015

PART III

Unless the context otherwise indicates or requires, the terms “we”, “our”, “us”, “UOL”, and the “Company”, as used in this Form 10-K/A, refer to United Online, Inc. and its subsidiaries.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information about our directors. The respective age of each individual in the table below is as of April 28, 2016:

Name	Age	Director Since	Positions
James Armstrong	50	2001	Director; Member of Audit Committee and Compensation Committee
Robert Berglass	78	2001	Director; Member of Audit Committee and Nominating and Corporate Governance Committee
Kenneth Coleman	73	2001	Director; Chair of Compensation Committee; Member of Nominating and Corporate Governance Committee
Kenneth Denman	57	2015	Director; Member of Audit Committee and Compensation Committee
Jeffrey Goldstein	47	2016	Director; Interim Chief Executive Officer
Andrew Miller	55	2014	Director; Chair of Audit Committee; Member of Compensation Committee
Howard Phanstiel	67	2008	Chairman of the Board; Member of Audit Committee and Nominating and Corporate Governance Committee
Carol Scott	66	2003	Director; Chair of Nominating and Corporate Governance Committee; Member of Compensation Committee

The following sets forth biographical information with respect to our directors:

James Armstrong has served as one of our directors since September 2001 and was a director of NetZero from 1998 until 2001. Mr. Armstrong has been a Managing Director with Clearstone Venture Partners (formerly idealab! Capital Partners), an incubator and financier of early stage startup companies, since August 1998. Mr. Armstrong has also served as a Managing Director of March Capital Partners, a venture capital fund based in Santa Monica, California, since June 2014. From May 1995 to August 1998, Mr. Armstrong was an associate with Austin Ventures. From September 1989 to March 1992, Mr. Armstrong was a senior auditor with Ernst & Young. Mr. Armstrong serves on the board of directors of FTD Companies, Inc. and several private companies. Mr. Armstrong received his B.A. in Economics from the University of California, Los Angeles and his M.B.A. from the University of Texas. Mr. Armstrong brings to our Board of Directors extensive experience in the venture capital industry and knowledge of technology companies in a variety of markets. In addition, having served as a director of NetZero from 1998 until 2001 and then United Online since 2001, Mr. Armstrong possesses a breadth of knowledge regarding the Company’s business and operations.

Robert Berglass has served as one of our directors since September 2001, and was a member of the board of directors of Classmates Media Corporation (“CMC”), a wholly-owned subsidiary of the Company, from September 2007 to January 2010. Mr. Berglass was a director of NetZero from November 2000 until 2001. Mr. Berglass was our Lead Independent Director from February 2006 to November 2013. From February 2002 to July 2013, Mr. Berglass served as the Chairman of DAVEXLABS LLC, an independent hair care company dedicated to salon professionals. From 1998 until April 2001, Mr. Berglass was the Chairman, Chief Executive Officer and President of Schwarzkopf & DEP, Inc. (formerly DEP Corporation), a division of Henkel KGAA. Mr. Berglass had held those positions following Henkel KGAA’s acquisition of DEP Corporation in 1998. From 1969 to 1998, Mr. Berglass was the Chairman, Chief Executive Officer and President of DEP Corporation. Before joining DEP Corporation, Mr. Berglass held various positions at Faberge, Inc., including Corporate Executive Vice President. Mr. Berglass is the Chairman of the board of directors of FTD Companies, Inc. Mr. Berglass provides valuable insight into organizational and operational management issues crucial to a public company as well as valuable insight on various aspects of consumer marketing. In addition, having served as a director of NetZero from 2000 until 2001 and then United Online since 2001, Mr. Berglass possesses a breadth of knowledge regarding the Company’s business and operations.

Kenneth Coleman has served as one of our directors since September 2001, and was a member of the board of directors of CMC from September 2007 to January 2010. From November 2010 to February 2013, Mr. Coleman was the Chairman of MIPS Technologies, Inc., a developer of semiconductor products. Commencing January 2013, Mr. Coleman has been Chairman of Saama Technologies, a private company providing IT services. In 2002, Mr. Coleman founded ITM Software and served as its Chairman and Chief Executive Officer until 2006. In 2001, Mr. Coleman founded Coleman Consulting and consulted on various strategic matters for several companies through 2002. From 1987 through 2001, he held various positions, including Executive Vice President of Global Sales, Service and Marketing, with Silicon Graphics, Inc. Mr. Coleman serves on the board of directors of Saama Technologies, Procura, and Accelrys. Mr. Coleman received his B.S. and M.B.A. from Ohio State University. From his long and decorated career in the software and technology fields, Mr. Coleman brings to our Board of Directors a unique perspective on the intersection of technology and marketing which is critical to a company competing for the sale of online products and services. In addition, having served as a director of United Online since 2001, Mr. Coleman possesses a breadth of knowledge regarding the Company’s business and operations.

Kenneth Denman has served as one of our directors since June 2015. Mr. Denman served as the Chief Executive Officer of Emotient, Inc., a facial expression analysis software company from October 2012 until March 2016. Mr. Denman has also served as Edward V. Fritzky Endowed Visiting Chair in Leadership at the University of Washington’s Michael G. Foster School of Business, after his appointment in September 2012. Mr. Denman served as Chief Executive Officer and a director of Openwave Systems, Inc., a messaging software company, from November 2008 to September 2011. Prior to Openwave, Mr. Denman served as Chairperson of iPass, Inc. a platform-based enterprise mobility services company from January 2003 to November 2008, as director from December 2001 to November 2008 and as President and Chief Executive Officer from October 2001 to November 2008. From January 2000 to March 2001, Mr. Denman served as founder, President and Chief Executive Officer of AuraServ Communications Inc., a managed service provider of broadband voice and data applications. From August 1998 to May 2000, Mr. Denman served as Senior Vice President, national markets group of MediaOne, Inc., a broadband cable and wireless communications company. Mr. Denman holds a B.S. in accounting from Central Washington University and an MBA in finance and international business from the University of Washington. Mr. Denman serves on the board of directors of Shoretel, Inc. and is a member of the advisory board at the University of Washington’s Michael G. Foster School of Business. In addition, since September 2015, Mr. Denman has served on the board of directors of the University of Washington Foundation. Mr. Denman possesses extensive executive experience in the technology and telecom sectors. As a former chief executive officer of technology and software companies, Mr. Denman’s operational and strategic experiences are directly relevant to our operations and strategic opportunities. Mr. Denman’s experience serving on the board of directors of other public technology companies has exposed him to best practices and approaches that would be beneficial to us and our stockholders.

Jeffrey Goldstein has served as one of our directors since February 2016 and as our Interim Chief Executive Officer since January 2016. Mr. Goldstein recently served as the President of PriceGrabber, an online commerce platform, from April 2013 to June 2015. Following the June 2015 sale of PriceGrabber, by CPL Holdings, LLC to Connexity, Inc., Mr. Goldstein served, for an interim period, as a consultant advising Connexity on matters relating to the PriceGrabber business.  Prior to his role at PriceGrabber, Mr. Goldstein was the President of BGT Capital Advisors, a consulting firm that provided strategic advisory services to online businesses, from March 2010 to March 2013. His prior corporate experience also includes roles at Experian Interactive / LowerMyBills.com, an information services company, and at IAC / Interactive Corp., a media and internet company. Mr. Goldstein holds a B.A. in Economics from the University of California at Berkeley, a J.D. from Columbia Law School, and an M.B.A. from the European Institute of Business Administration (INSEAD). Mr. Goldstein brings to our Board of Directors significant technology experience, leadership and operational management skills, and a wealth of experience with consumer-oriented internet businesses, all of which are essential to a public company that operates in the internet space.

Andrew Miller has served as one of our directors since July 2014. Mr. Miller has been the Executive Vice President and Chief Financial Officer of PTC, Inc., a technology solutions company, since February 2015. Prior to PTC, Mr. Miller served as Executive Vice President and Chief Financial Officer of Cepheid, a provider of molecular diagnostics, from January 2012 through February 2015 and Senior Vice President and Chief Financial Officer from April 2008 through January 2012. Before that, Mr. Miller was Vice President of Finance and Chief Accounting Officer for Autodesk, an enterprise software company. Prior to joining Autodesk, Mr. Miller held senior level finance positions at MarketFirst Software, Inc., Cadence Design Systems, Adaptive Broadband Corporation, and Silicon Graphics, Inc. Mr. Miller started his career as an auditor with Deloitte, where he became a Certified Public Accountant. Mr. Miller brings to our Board of Directors extensive, senior-level finance experience with a variety of innovative technology companies. Such experience strengthens the Board’s financial expertise and helps position us for success in the rapidly-changing world of high technology companies.

Howard Phanstiel has served as our Chairman since November 2013 and as one of our directors since October 2008. He also served as a member of the board of directors of CMC from September 2007 to January 2010 and as our Principal Executive Officer from November 2015 to January 2016. He has been a managing member of Phanstiel Enterprises LLC, a private consulting firm, since April 2007, and a partner of HG Phanstiel LP, a private consulting firm, since April 2009. From January 2006 to April 2007, Mr. Phanstiel was an Executive Vice President of UnitedHealth Group Incorporated. From October 2000 to December 2005, Mr. Phanstiel was the Chief Executive Officer of PacifiCare Health Systems, Inc. and from 2002 to 2004 he was also its Chairman. He has previously served as a Vice Chairman of the Syracuse University Board of Trustees. Mr. Phanstiel earned a B.A. in Political Science from Syracuse University and a Masters in Public Administration from the Maxwell School of Citizenship and Public Affairs of Syracuse University. Having served as Chairman and Chief Executive Officer at one of the nation’s largest health care companies, Mr. Phanstiel brings to our Board of Directors a wealth of knowledge of organizational and operational management, board and management leadership experience and financial acumen essential to a public company.

Carol Scott, Ph.D., has served as one of our directors since April 2003, and was a member of the board of directors of CMC from September 2007 to January 2010. Dr. Scott has been a Professor Emeritus at the University of California, Los Angeles (“UCLA”) since July 2011. Prior to that, she was a professor of marketing at the UCLA Anderson Graduate School of Management, where she served as the Associate Dean for Academic Affairs and as the Chairman of the faculty from 1986 through 1994, as well as the faculty director of the school’s Executive Program since 2005. She was a visiting professor at the Harvard Business School in 1985 and at the Stanford Graduate School of Business in 2009, and was on the faculty at Ohio State University for three years prior to joining UCLA in 1977. Dr. Scott’s research on customer decision-making and marketing strategy has been published in major academic journals, and she has served on the editorial boards of the Journal of Marketing, the Journal of Marketing Research and the Journal of Consumer Research. She received her B.S. (business and history) from the University of Texas, Austin, and her M.S. (management) and Ph.D. (marketing) from Northwestern University. In 2007, she co-founded Nellie Analytics, Inc., a marketing and graphics services company. In 2008, she co-founded Crossfield Associates, Inc., a litigation consulting company that provides expert services on matters of intellectual property to law firms and corporate clients. She serves as Chief Executive Officer of Nellie Analytics and co-Chief Executive Officer of Crossfield Associates. From her long and distinguished career in academia and academic administration at some of the nation’s most prestigious universities, in addition to her experience in consulting to major corporations, Dr. Scott brings to our Board of Directors a unique point of view regarding consumer marketing and organizational management that is vital to a marketing-driven company. In addition, having served as a director of United Online since 2003, Dr. Scott possesses a breadth of knowledge regarding the Company’s business and operations.

Executive Officers

The following table sets forth certain information regarding all our executive officers as of April 28, 2016:

Name	Age	Position
Jeffrey Goldstein	47	Interim Chief Executive Officer (from January 2016)
Edward Zinser	58	Executive Vice President and Chief Financial Officer (from May 2014)
Mark Harrington	49	Executive Vice President and General Counsel (from August 2015)

The following is a brief description of the capacities in which each of the executive officers has served during the past five or more years. The biography for Mr. Goldstein appears earlier under the heading “Directors.”

Edward Zinser has been our Executive Vice President and Chief Financial Officer since May 2014. Prior to joining United Online, Mr. Zinser served as Chief Financial Officer of Boingo Wireless, Inc., a leading Wi-Fi software and services provider, from January 2008 until November 2012. Prior to that, from April 2004 to November 2007, Mr. Zinser was Executive Vice President and Chief Financial Officer of THQ, Inc., a worldwide publisher of interactive entertainment software, and prior to that, from May 2001 to February 2004, he was Executive Vice President and Chief Financial Officer of Vivendi Universal Games, Inc., a global publisher of entertainment and education software. Mr. Zinser also has served as President and Chief Operating Officer of Styleclick, Inc., Senior Vice President and Chief Financial Officer of Internet Shopping Network LLC, Executive Vice President and Chief Financial Officer of Chromium Graphics, Inc. and in senior financial positions with The Walt Disney Company. He is a member of the board of directors and chairman of the audit committee of Universal Electronics, Inc. Mr. Zinser received his B.S. from Fairfield University and his M.B.A. from the University of Chicago Graduate School of Business.

Mark Harrington has been our Executive Vice President and General Counsel since August 2015. Mr. Harrington most recently served as Senior Vice President, General Counsel, and Corporate Secretary of Guidance Software, Inc., a leading provider of software solutions for digital investigations, where he oversaw the worldwide legal department, was the lead legal officer for the company’s 2006 IPO, and managed multi-jurisdictional SaaS, patent and employment litigation. Prior to joining Guidance Software in 2004, Mr. Harrington was the Division General Counsel and Senior Attorney for the Communications Infrastructure Group of Intel Corporation. Mr. Harrington joined Intel after helping successfully complete the merger and integration of Trillium Digital Systems in 2000. He also held previous legal positions at Munger, Tolles & Olson and Ticketmaster. Mr. Harrington received his B. A. from UCLA and his J.D. from Southwestern University School of Law, and is a member of the California State Bar.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required to furnish us with copies of all of the forms that they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2015, our officers, directors, greater-than-10% beneficial owners, and other persons subject to Section 16(a) of the Exchange Act filed on a timely basis all reports required of them under Section 16(a) so that there were no late filings of any Form 3 or Form 5 reports or late Form 4 filings with respect to transactions relating to our common stock.

Corporate Governance

We are committed to having sound corporate governance principles. Having such principles is essential to maintaining our integrity in the marketplace. Our Corporate Governance Guidelines, Code of Ethics and the charters for each of the Audit, Compensation and Nominating and Corporate Governance Committees are available on our corporate website (www.unitedonline.com) under “Investors.” Please note, however, that information contained on the website is not incorporated by reference in this Form 10-K/A or considered to be a part of this document. A copy of our Corporate Governance Guidelines, Code of Ethics and the Committee charters may also be obtained upon request to our Investor Relations department.

Code of Ethics

Our Code of Ethics applies to all of our directors and officers, including, but not limited to, our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the Nasdaq Marketplace Rules applicable to companies whose stock is listed for trading on the Nasdaq Global Select Market. We intend to disclose on our website at www.unitedonline.com any amendment to, or waiver of, any provision of our Code of Ethics to the extent required by applicable rules and exchange requirements.

Board Committees and Meetings

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Secondary Compensation Committee, which was a standing committee for part of 2015, was dissolved in March 2015. In addition, the Board of Directors may establish special committees to consider various matters. The Board of Directors sets fees for members of the special committees as the Board of Directors deems appropriate in light of the amount of additional responsibility special committee membership may entail.

During 2015, each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served. Our Board of Directors held 18 meetings during 2015. Members of the Board of Directors and its committees also consulted informally with management from time to time and acted at various times during 2015 by written consent without a meeting. Additionally, non-management Board members met in executive sessions without the presence of management periodically, at least once each quarter, during 2015. We do not have a policy regarding director attendance at our annual meetings. All of our directors attended our annual meeting held in 2015.

Audit Committee.  The Audit Committee consists of five directors, Messrs. Armstrong, Berglass, Denman, Miller, and Phanstiel. Mr. Denman was appointed to the Audit Committee in June 2015. In connection with his service as Principal Executive Officer, Mr. Phanstiel resigned from the Audit Committee in November 2015; Mr. Phanstiel was re-appointed to the Audit Committee in February 2016. The Audit Committee oversees our accounting and financial reporting processes and audits of our consolidated financial statements. The Audit Committee is responsible for the appointment, compensation, retention, oversight, and termination of our independent registered public accounting firm, including evaluating its independence and reviewing its performance. In addition, the Audit Committee is responsible for reviewing and discussing the annual audit plan with our independent registered public accounting firm, reviewing our annual consolidated financial statements, our interim consolidated financial statements, our internal control over financial reporting, and our accounting practices and policies. Furthermore, the Audit Committee oversees our internal audit function, reviews and approves the annual internal audit plan, reviews with management our risk assessment and risk management policies and procedures, reviews and approves or disapproves any proposed transactions required to be disclosed by Item 404 of Regulation S-K, and reviews legal and regulatory matters. The Audit Committee also reviews the results of the year-end audit with the independent registered public accounting firm and recommends to the Board whether the financial statements should be included in the Annual Report on Form 10-K. Additionally, it prepares the Audit Committee Report to be included in the annual proxy statement. The Audit Committee also performs other functions or duties, within the scope of its responsibilities, as deemed appropriate by the Audit Committee or our Board of Directors. The Audit Committee held five meetings during 2015. The Audit Committee operates under a written charter adopted by our Board of Directors, which is reviewed annually by the Audit Committee and revised as appropriate. Our Board of Directors has determined that all members of the Audit Committee are independent directors as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules and also satisfy the additional criteria for independence for Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each of Mr. Armstrong, Mr. Denman, Mr. Miller (the Audit Committee Chairman), and Mr. Phanstiel qualifies as a “financial expert” as that term is defined under applicable SEC rules. In 2004, the Audit Committee established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee meets privately with members and representatives of our independent registered public accounting firm, and members and representatives of our independent registered public accounting firm have unrestricted access and report directly to the Audit Committee.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of four directors, Messrs. Berglass, Coleman, and Phanstiel and Dr. Scott (the Chair of the Committee), each of whom is an independent director as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. In connection with his service as Principal Executive Officer, Mr. Phanstiel resigned from the Nominating and Corporate Governance Committee in November 2015; Mr. Phanstiel was re-appointed to the Nominating and Corporate Governance Committee in February 2016. The Nominating and Corporate Governance Committee is responsible for assisting with respect to director candidates and nominees, including by identifying, recruiting and, if appropriate, interviewing candidates to fill positions on the Board; establishing procedures to be followed by stockholders in submitting recommendations for director candidates; reviewing backgrounds and qualifications of individuals being considered as director candidates; recommending to the Board the director nominees; and reviewing the suitability for continued service as a director of each Board member when his or her term expires and when he or she has a change in status. The Nominating and Corporate Governance Committee is also responsible for assisting the Board with regard to the composition, structure and procedures of the Board and its Committees, including by reviewing and making recommendations to the Board regarding the size and structure of the Board; the frequency and nature of Board meetings; any other aspect of the procedures of the Board; the size and composition of each Committee of the Board; individuals qualified to fill vacancies on the Committees; the functioning of the Committees; Committee assignments and any policies regarding rotation of Committee memberships and/or chairpersonships; and the establishment of special committees. This Committee also oversees the evaluation of the Board and its Committees, evaluates and makes recommendations regarding the termination of Board membership, and assists with the selection of a new Chairman or Chief Executive Officer in the event such selection becomes necessary. In addition, the Nominating and Corporate Governance Committee is responsible for reviewing periodically and recommending to the Board, the Corporate Governance Guidelines and the Code of Ethics and any changes thereto, as well as considering and making any other recommendations related to corporate governance issues. The Nominating and Corporate Governance Committee operates under a written charter adopted by our Board of Directors, which is reviewed annually by the Nominating and Corporate Governance Committee and revised as appropriate. In 2015, the Nominating and Corporate Governance Committee held 11 meetings.

Compensation Committee.  The Compensation Committee consists of five directors, Messrs. Armstrong, Coleman, Denman, and Miller and Dr. Scott, each of whom is an independent director as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Mr. Denman was appointed to the Compensation Committee in June 2015. The Compensation Committee administers our executive compensation programs and is responsible for reviewing the compensation of our executive officers and determining the nature and amount of the various components of such compensation, including adjustments to annual base salary and the establishment of the applicable performance goals under our annual management incentive bonus plan and the specific bonus amount for each potential level of goal attainment. The Compensation Committee also administers our equity incentive plans and has the exclusive authority to make awards under such plan to our executive officers. The Compensation Committee also approves all employment agreements, severance or termination arrangements, and other compensatory contracts or arrangements made with our executive officers. The Compensation Committee will also perform other functions or duties as may be assigned to it under the terms of any executive compensation or equity-based benefit plan or as otherwise deemed appropriate by our Board of Directors. The Compensation Committee held 11 meetings during 2015. The Compensation Committee operates under a written charter adopted by our Board of Directors, which is reviewed annually and revised as appropriate.

The Compensation Committee makes all decisions regarding the cash and equity compensation of our Chief Executive Officer, although the Compensation Committee may, in its discretion, request the concurrence or approval of such decisions by a majority of the independent members of our Board of Directors. With respect to all other executive officers, the Compensation Committee determines their compensation, taking into account the recommendations of our Chief Executive Officer who annually reviews the performance of the other executive officers and then presents to the Compensation Committee the conclusions reached and his recommendations for their compensation based on those reviews. The Compensation Committee can, and often does, exercise its discretion in determining whether to approve or modify any recommended compensation adjustments or equity awards. Decisions regarding any other forms of compensation provided to our executive officers that are not provided to all senior-level employees (for example, any executive-level health and welfare benefits, deferral plans and perquisites) are made by the Compensation Committee after taking into consideration the recommendations made by our Chief Executive Officer.

The Compensation Committee has the authority to retain the services of independent counsel, consultants or other advisors, including an independent compensation consulting firm, in connection with its responsibilities in setting compensation for our executive officers. Additional information regarding the Compensation Committee’s use of outside advisors may be found under the “Independent Compensation Consultant” section, which appears elsewhere in this Form 10-K/A. Additional information concerning the compensation policies and objectives established by the Compensation Committee is included in the “Compensation Discussion and Analysis” section, which appears elsewhere in this Form 10-K/A. The Compensation Committee Report for the 2015 fiscal year may be found in this Form 10-K/A.

Effective March 1, 2015, the Board created a new compensation subcommittee and appointed Mr. Coleman and Mr. Miller as the initial members of the subcommittee. The compensation subcommittee has the authority to approve the grant of stock options and restricted stock units in connection with the hiring of new employees and promotion or performance-related awards to employees who are not executive officers. There are prescribed limits on the subcommittee’s authority, including annual share limits.

Secondary Compensation Committee.  The Board of Directors had delegated to the Secondary Compensation Committee of the Board the authority, concurrent with that of the Compensation Committee, to make discretionary awards under our equity incentive plan to employees other than our executive officers. For 2015, the Secondary Compensation Committee consisted of the individuals then serving as our Chief Executive Officer, Chairman of the Board, and Chairman of the Compensation Committee. Those individuals were Francis Lobo, Howard Phanstiel and Kenneth Coleman, respectively. The Secondary Compensation Committee held one meeting in 2015 and was dissolved in March 2015.

Independent Compensation Consultant

The Compensation Committee has the authority to retain the services of an independent compensation consulting firm in connection with its responsibilities in setting the compensation for our executive officers. Pursuant to that authority, the Compensation Committee has historically engaged Frederic W. Cook & Co., Inc., a nationally-recognized, independent compensation consulting firm, to review the executive compensation programs and individual compensation arrangements for our executive officers. The independent consultant provides the Compensation Committee with relevant market data and alternatives to consider when making compensation decisions regarding our executive officers and considering the recommendations of our Chief Executive Officer regarding the compensation of our other executive officers. All executive compensation services provided by the independent consultant are conducted under the direction or authority of the Compensation Committee. During 2015, Frederic W. Cook & Co., Inc. served solely as a consultant to the Compensation Committee and did not provide any services to management. Based on the six factors for assessing independence and identifying potential conflicts of interest that are set forth in Rule 10C-1(b)(4) of the Exchange Act, and such other factors as were deemed relevant under the circumstances, the Compensation Committee determined that its relationship with Frederic W. Cook & Co., Inc., and the work of Frederic W. Cook & Co., Inc. on behalf of the Compensation Committee, did not raise any conflict of interest.

In addition to the independent consultant, members of our human resources, legal and accounting departments support the Compensation Committee in its work. For additional information on the Compensation Committee’s activities, its use of outside advisors and its consideration and determination of executive compensation, see the “Compensation Discussion and Analysis” section, which appears elsewhere in this Form 10-K/A.

Stockholder Communications with Directors

The Board of Directors has established a process to receive communications from stockholders. Stockholders may contact any member (or all members) of the Board by mail. To communicate with the Board of Directors, any individual director or any group or committee of directors, correspondence should be addressed to the Board of Directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Corporate Secretary” at 21255 Burbank Boulevard, Suite 400, Woodland Hills, California 91367.

All communications received as set forth in the preceding paragraph will be opened by the office of our General Counsel for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee. In the case of communications to the Board or any individual, group or committee of directors, the General Counsel’s office will make sufficient copies of the contents to send to the director or to each director who is a member of the group or committee to which the envelope is addressed.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors understands that board structures vary greatly among U.S. public corporations, and the Board does not believe that any one leadership structure is more effective at creating long-term stockholder value. The Board believes that an effective leadership structure could be achieved either by combining or separating the Chairman and Chief Executive Officer positions, so long as the structure encourages the free and open dialogue of competing views and provides for strong checks and balances. Specifically, the Board believes that to be effective, the governance structure must balance the powers of the Chief Executive Officer and the independent directors and ensure that the independent directors are fully informed, able to discuss and debate the issues that they deem important, and able to provide effective oversight of management.

Until November 1, 2013, Mark Goldston served as our Chairman, President and Chief Executive Officer. The Board previously determined that combining the Chairman and Chief Executive Officer positions was the appropriate leadership structure for the Company and provided effective oversight of management and strong leadership of the independent directors. The Board believed that combining the Chairman and Chief Executive Officer roles fostered clear accountability, effective decision making and alignment on corporate strategy. The Board believed this leadership structure was particularly appropriate for the Company given Mr. Goldston’s continuity of service with the Company since joining NetZero in 1999 and the many changes the Company had undergone as a result of its diversification through acquisitions. The Board had designated Robert Berglass as the Lead Independent Director in order to balance the need for effective and independent oversight of management with the need for strong, unified leadership. The Board believed this structure allowed for a balance of power between the Chief Executive Officer and the independent directors and provided an environment in which its independent directors were fully informed, had significant input into the content of Board meeting agendas, and were able to provide objective and thoughtful oversight of management.

In November 2013, following the termination of the employment of Mr. Goldston in connection with the consummation of the FTD spin-off transaction, the Board appointed a new President and Chief Executive Officer, Francis Lobo, as a director and appointed Howard Phanstiel as the new independent Chairman of the Board. Mr. Lobo resigned in November 2015 and the Board appointed Mr. Goldstein as the Company’s Interim Chief Executive Officer in January 2016. Mr. Phanstiel continues to serve as the Chairman of the Board. The Board believes that this structure is in the best interest of the Company at this time. Nevertheless, the Board believes that “one-size” does not fit all, and the decision of whether to combine or separate the positions of Chairman and Chief Executive Officer will vary from company to company and depend upon a company’s particular circumstances at a given point in time. Accordingly, the Board will continue to consider, from time to time, whether the Chairman and Chief Executive Officer positions should be combined or separated based on what the Board believes is best for the Company and its stockholders.

The Board of Directors is primarily responsible for assessing risks associated with the Company’s business. However, the Board delegates certain of such responsibilities to other groups. The Audit Committee is responsible for reviewing with management the Company’s policies and procedures with respect to risk assessment and risk management, including reviewing certain risks associated with our financial and accounting systems, accounting policies, investment strategies, regulatory compliance, insurance programs, and other matters. Under the direction of the Audit Committee, the Company’s internal audit department assists the Company in the evaluation and improvement of the effectiveness of risk management. In addition, under the direction of the Board and certain of its committees, our legal department assists in the oversight of corporate compliance activities. As discussed under “Risk Assessment of Compensation Programs” section, which appears elsewhere in this Form 10-K/A, the Compensation Committee also reviews certain risks associated with our overall compensation program for employees to help ensure that the program does not encourage employees to take excessive risks. On a regular basis and from time to time as necessary or appropriate, updates are provided by these groups to the Board of Directors regarding their risk assessment and risk management activities and other risk-related matters.

Item 11. Executive Compensation

Compensation Discussion and Analysis (CD&A)

Our Named Executive Officers

This section explains our executive compensation program as it relates to our named executive officers for 2015, which consist of our principal executive officers during 2015, our Chief Financial Officer, and each of our three other most highly-compensated executive officers whose total compensation in 2015 was in excess of $100,000, including certain former executive officers, as determined under SEC rules. Our named executive officers for 2015 are:

Name	Age	Positions
Francis Lobo	40	Former President and Chief Executive Officer (until November 2015)
Howard Phanstiel	67	Former Principal Executive Officer (until January 2016)
Edward Zinser	58	Executive Vice President and Chief Financial Officer
Shahir Fakiri	40	Former Senior Vice President and General Manager, Communications and MyPoints (until April 2016)
Mark Harrington	49	Executive Vice President and General Counsel
Kesa Tsuda	57	Former Senior Vice President and Chief People Officer (until November 2015)

Overview of 2015

Leadership Transition

2015 continued to be a year of transition for the Company. As a result of our continuing efforts to transform our businesses, several of our named executive officers, including our Chief Executive Officer, General Counsel and Chief People Officer, departed the Company.

•                  In November 2015, Francis Lobo resigned as Chief Executive Officer, President and as a director of the Company and its subsidiaries. Immediately following the resignation of Mr. Lobo, the Company appointed Howard Phanstiel as the Company’s Principal Executive Officer. Mr. Phanstiel served as Principal Executive Officer until Jeffrey Goldstein was appointed as the Company’s Interim Chief Executive Officer in January 2016.

•                  In May 2015, Gail Shulman, resigned from her position as Executive Vice President, General Counsel and Secretary. Subsequently, the company appointed Mark Harrington as the Company’s Executive Vice President, General Counsel and Secretary in August 2015.

•                  In November 2015, Kesa Tsuda, our former Senior Vice President and Chief People Officer, departed the Company.

2015 Compensation Program

The Compensation Committee of our Board of Directors is responsible for establishing and implementing the compensation philosophy for our executive officers, including our named executive officers. The overarching principle of our executive compensation program is to reward our executive officers in a manner that supports a pay-for-performance philosophy while maintaining an overall level of compensation that the Compensation Committee believes is fair and reasonable to both our executive officers and our stockholders.

The principal features of our 2015 compensation program were as follows:

•                  Executive officer compensation continued to comprise three primary components: (i) base salary that is designed to be competitive and provide a level of economic security each year; (ii) an annual bonus opportunity with the target level set at a specified percentage of base salary and with the actual payment based on attainment of certain specified corporate performance goals and individual performance goals; and (iii) long-term equity incentive awards designed to align the interests of our executive officers with those of our stockholders. In certain cases, the 2015 equity awards reflect a new-hire equity award that is materially greater than a similar annual equity award would be in order to recruit talented outside executives.

•                  We structure a significant percentage of each executive officer’s total direct compensation (consisting of base salary, target bonus opportunity and equity awards) to be “at-risk” by being linked to our performance. In 2015, approximately 70% of the total direct compensation of Mr. Lobo, our Chief Executive Officer for the majority of 2015, was performance-based (consisting of target bonus and equity award grants).

•                  The Compensation Committee limited increases in base salary and determined not to increase the base salary of our named executive officers, other than Mr. Fakiri, who received a $100,000 increase in his base salary in connection with his March 2015 promotion to the position of Senior Vice President and General Manager, Communications and MyPoints.

•                  A significant component of our executive officer compensation program is long-term equity incentive awards. These awards contribute to our pay-for-performance objective in that their value is tied directly to the performance of our common stock. For 2015, given the importance of transforming United Online, Inc. into a technology growth company, the Compensation Committee determined to award long-term equity incentives in the form of both restricted stock units and stock options to our named executive officers as an employment retention tool during a period of critical transformation.

•                  The Compensation Committee maintains a cash bonus program under which executive officers are eligible to earn a bonus based on objective financial performance of the Company and the individual performance of our executive officers. In 2015, the Compensation Committee included a set of individual performance goals to our management bonus plan in order to help to measure and reward individual contributions to the overall success of the business. Corporate performance goals are set at rigorous levels to encourage our executive officers to achieve results that drive stockholder value and individual performance goals measure and reward individual contributions to the overall success of the business. Bonus payments are capped at a specific dollar amount and percentage of base salary for each executive officer.

•                  We continued our policy of not providing any significant perquisites to our executive officers. We also did not provide any non-qualified deferred compensation arrangements or supplemental executive retirement plans. Wealth-accumulation opportunities for our named executive officers continued to be provided primarily through long-term equity incentive awards, thereby aligning their interests with those of our stockholders.

•                  For purposes of setting compensation for 2015, the Compensation Committee engaged an independent compensation consultant and conducted an annual assessment of executive compensation, including reviewing competitive market and peer company data prepared by the Compensation Committee’s independent compensation consultant to ensure that we provide competitive compensation packages to attract, retain and incentivize our executive officers to achieve success for our company and our stockholders.

•                  Howard Phanstiel, who served as the Company’s Principal Executive Officer from November 2015 to January 2016, did not receive any compensation in his capacity as Principal Executive Officer. Mr. Phanstiel has served as our Chairman since November 2013 and as one of our directors since October 2008.

2015 Advisory Vote Regarding Executive Compensation Program

At the 2015 annual meeting of stockholders, our stockholders were presented with an opportunity to vote, on an advisory basis, to approve the compensation of our named executive officers, as described in the Compensation Discussion and Analysis, the compensation tables and the accompanying narrative disclosure contained in the proxy statement issued with respect to that meeting. Our stockholders overwhelmingly approved the proposal, with over 90% of the votes cast in favor of the proposal.

As part of our continuing efforts to transform our businesses and appropriately incentivize our leadership team, the Compensation Committee reviews and considers our executive compensation programs, and values and considers the feedback of our stockholders, including the results of the proposal. Given that the proposal was supported by over 90% of the votes cast, the Compensation Committee determined not to make any significant changes to our executive compensation program as a result of the advisory vote.

Executive Officer Compensation Program

The discussion that follows elaborates on our compensation philosophy, the decision-making process governing the compensation of our executive officers, the components of their compensation program, and the specific items of compensation paid to our named executive officers for 2015.

General Philosophy

The Compensation Committee targets the total direct compensation (base salary, annual target bonus and the grant-date fair value of equity awards) of our executive officers at a level designed to attract outstanding talent capable of managing and operating large and complex organizations such as ours and to retain such talent over the long term. The executive management group, which comprises primarily new executive officers over the past two years, is believed to be a contributing factor to our success and our ability to create and sustain stockholder value. The Compensation Committee does not set the compensation of our executive officers based on a specific target compensation percentile relative to our peer group, and the market compensation and performance data are used by us as only one reference point taken into account in making compensation decisions. However, we generally believe that reviewing and analyzing this information, in addition to considering the Company’s internal compensation relationships, expected individual contribution, and past performance, is an important component of our executive compensation decision-making process.

Our executive officers are compensated primarily through a combination of base salaries, annual bonus opportunities in the form of cash, and long-term equity incentives primarily in the form of restricted stock unit awards and stock options tied to multi-year, service-based vesting schedules. The Compensation Committee evaluates both competitive market data and individual performance to ensure that we maintain our ability to attract and retain superior executive officers in key positions. The Compensation Committee believes that the most effective way to align management’s incentives with the long-term interests of our stockholders is to tie a significant portion of executive officer compensation to the achievement of strategic goals and the appreciation in the value of our common stock, with the ultimate objective of creating and sustaining stockholder value.

Compensation Setting Process

Role of Compensation Committee

As discussed earlier in this Form 10-K/A under the “Compensation Committee” section, our executive officer compensation program is overseen and administered by the Compensation Committee, which consists entirely of “independent” directors as determined in accordance with Rule 5605(a)(2) of the Nasdaq Marketplace Rules. The Compensation Committee’s objective is to ensure that the total compensation paid to our executive officers, including the named executive officers, is fair, reasonable and competitive. The Compensation Committee reviews and approves the total compensation, as well as each compensation element, for our executive officers. Generally, the compensation and benefits provided to the named executive officers are structured similarly to those provided to our other executive officers. The Compensation Committee makes all decisions regarding the compensation of our Chief Executive Officer, although the Compensation Committee may, in its discretion, request the concurrence or approval of such decisions by a majority of the independent members of our Board of Directors. The Compensation Committee operates under a written charter adopted by our Board of Directors, which is reviewed annually and revised, as appropriate.

Role of Management

The Compensation Committee makes all decisions with respect to our Chief Executive Officer’s compensation. With respect to all other executive officers, the Compensation Committee determines their compensation, taking into account the recommendations of our Chief Executive Officer, who provides the Compensation Committee with an annual performance review of the other executive officers and his recommendations for their compensation based on those reviews. Generally, our Chief Executive Officer also works with the Compensation Committee to determine the performance targets for our annual management bonus plans. Notwithstanding the recommendations of our Chief Executive Officer, all decisions with respect to the compensation of our executive officers are ultimately made by the Compensation Committee in its sole discretion.

Decisions regarding whether to provide executive officers with any other forms of compensation that are not provided to all senior-level employees (for example, any executive-level health and welfare benefits, deferral plans or perquisites) are made by the Compensation Committee after taking into consideration the recommendations made by our Chief Executive Officer. Members of our human resources, legal and accounting departments also provide information, data and other support to the Compensation Committee.

Role of Independent Consultant

The Compensation Committee has the authority to engage its own independent advisor to assist in carrying out its responsibilities. The Compensation Committee has historically engaged Frederic W. Cook & Co., Inc., a nationally recognized, independent compensation consulting firm (the “independent consultant”) to review the executive officer compensation programs and individual compensation arrangements for our executive officers. The independent consultant reports directly to the Compensation Committee and does not perform any other work for our Board of Directors or for management other than advising on executive compensation matters. In addition, the independent consultant may confer with management from time to time for purposes of compiling information and answering questions in connection with projects assigned to such consultant by the Compensation Committee. In 2015, the Compensation Committee continued to engage the independent consultant to analyze executive officer compensation and to provide peer company data to assist the Compensation Committee in making executive compensation decisions. The Compensation Committee has evaluated the independence of the independent consultant and whether the independent consultant’s work raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to our company by the independent consultant; (ii) the amount of fees we paid to the independent consultant as a percentage of the independent consultant’s total revenue; (iii) the independent consultant’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the independent consultant or the individual compensation advisors employed by it with an executive officer of our company; (v) any business or personal relationship of the individual compensation advisors with any member of the compensation committee; and (vi) any stock of our company owned by the independent consultant or the individual compensation advisors employed by it. Based on its analysis of the factors above, the Compensation Committee has determined that the work of the independent consultant and the individual compensation advisors employed by it as compensation consultants to us has not created any conflict of interest. Additional information regarding the Compensation Committee’s use of outside advisors may be found under the heading “Independent Compensation Consultant” in this Form 10-K/A.

Setting Executive Officer Compensation

The Compensation Committee considers relevant pay practices and performance for a peer group of industry competitors when making compensation decisions. In particular, the Compensation Committee compares total direct compensation (i.e., base salary, annual performance-based incentive compensation and long-term equity incentives) and, where comparative information is available, each element of such total direct compensation against a peer group of publicly-traded companies with online, digital media or retail components to their businesses and revenue levels and market capitalization in a similar range as ours (the “Peer Group”). The Compensation Committee periodically reviews and updates the Peer Group, which consists of companies generally in online or retail businesses with which we compete for talent and for stockholder investment. The Peer Group is selected by the Compensation Committee with guidance from the independent consultant.

In September 2014, the Peer Group was reviewed and changes were made to remove companies that were acquired or outside the objective size criteria, and to add similarly-sized publicly-traded internet software and services companies in order to more closely align the peer group companies with the revenue and market cap size of the company (the “Revised Peer Group”). The Revised Peer Group comprises the following companies and was analyzed for purposes of setting executive officer compensation for 2015:

• Angie’s List
• Autobytel
• Brightcove
• Cinedigm
• Demand Media
• Dice Holdings
• Digital River
• Internap Network Services
• IntraLinks Holdings
• Limelight Networks
• Marchex
• Millennial Media
• Move
• QAD
• QuinStreet
• RealNetworks
• Rosetta Stone
• Tech Target
• Travelzoo
• XO Group

In March 2016, the Peer Group was reviewed again and further changes were made to more closely align the peer group companies with the revenue and market cap size of the company and to remove certain companies that were acquired (the “2016 Peer Group”). The 2016 Peer Group comprises the following companies and was analyzed for purposes of setting executive officer compensation for 2016:

• Angie’s List
• Autobytel
• Brightcove
• Cinedigm
• Demand Media
• Dice Holdings
• Internap Network Services
• IntraLinks Holdings
• Limelight Networks
• Marchex
• Millennial Media
• QAD
• QuinStreet
• RealNetworks
• Rosetta Stone
• Tech Target
• Travelzoo
• XO Group

Compensation data from the Revised Peer Group was referenced when setting the compensation of our named executive officers for 2015.

Setting the Appropriate Pay Mix—Pay-for-Performance

A significant percentage of each named executive officer’s total direct compensation is allocated to incentive compensation as a result of the pay-for-performance philosophy described above. The Compensation Committee does not utilize a pre-established policy or target for the allocation between cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews the competitive market data provided by the independent consultant (including information regarding the Peer Group) and uses it as context when considering named executive officer compensation changes. Named executive officer compensation is ultimately tied to internally relative role, contribution, performance, and competencies, rather than to the market data reviewed as a data point during the decision-making process.

The following table reflects the percentage of total direct compensation targeted for each named executive officer for 2015 that was “at risk” as a result of being either (i) an annual target cash bonus opportunity, which results in compensation only upon the attainment of specific financial goals and individual performance goals, or (ii) long-term equity incentive awards, the value of which is dependent on our stock price and requires that our executive officer remain in service with us over multiple years. The specific financial goals relating to the cash bonus awards are described in detail below, under the heading “2015 Management Bonus Plan”. Bonus goals were challenging for the participants and actual performance was a little below the target goal, so bonuses were earned at below-target levels, consistent with the pay-for-performance philosophy. The base salaries and target cash bonus amounts for named executive officers who were not employed by us for all of 2015 have been annualized.

	Total Direct	“At Risk” Compensation		“At Risk” Compensation as a
Named Executive Officer	Compensation (Targeted for 2015)	Annual Performance- Based Target Cash Bonus(3)	Long-Term Equity Incentive Awards(4)	Percentage of Total Direct Compensation (Targeted for 2015)
Francis Lobo	$2,340,449	$700,000	$940,449	70.1%
Howard Phanstiel (1)	N/A	N/A	N/A	N/A
Edward Zinser	$1,077,160	$245,000	$482,160	67.5%
Shahir Fakiri (2)	$555,255	N/A	$197,274	35.5%
Mark Harrington	$1,361,701	$176,000	$865,701	76.5%
Kesa Tsuda	$559,452	$125,000	$184,452	55.3%

(1)                                 Mr. Phanstiel, our Chairman of the Board, served as Principal Executive Officer from November 2015 to January 2016 and did not receive any compensation in his capacity as Principal Executive Officer.

(2)                                 Mr. Fakiri was promoted to Senior Vice President and General Manager, Communications and MyPoints in March 2015. For 2015, Mr. Fakiri did not participate in the 2015 Bonus Plan (defined in note 3 below). For 2015, Mr. Fakiri received a discretionary bonus in the amount of $193,100.

(3)                                 Represents the targeted cash bonus award for each applicable named executive officer under the 2015 Management Bonus Plan that included Mr. Lobo, Mr. Zinser, Mr. Harrington, and Ms. Tsuda as participants (the “2015 Bonus Plan”). Mr. Lobo, who resigned in November 2015 and Ms. Tsuda, who departed in November 2015, did not receive a bonus payment under the 2015 Bonus Plan. Mr. Fakiri did not participate in the 2015 Bonus Plan. For 2015, Mr. Fakiri received a discretionary bonus in the amount of $193,100. For Mr. Harrington, who commenced employment in August 2015, the percentages assumes an annual base salary as if he were employed for all of 2015 and as if he participated in the 2015 Bonus Plan for all of 2015. The actual cash bonus award earned under the 2015 Bonus Plan for each applicable named executive officer was as follows:

Named Executive Officer	Actual Bonus Award Earned	Bonus Award Earned (% of Salary)	Bonus Award Earned (% of Target Bonus Award)
Edward Zinser	$224,510	64.2%	91.6%
Mark Harrington (a)	$67,200	50.4%	91.6%

(a)                                 Mr. Harrington commenced employment with us in August 2015 and was not a direct participant in the 2015 Bonus Plan due to his commencement of employment in August 2015; however, his bonus was calculated as if he participated in the 2015 Bonus Plan. His actual bonus award was prorated for hire date. Percentages shown reflect the award earned prior to proration.

(4)                                 Represents the grant-date fair value of equity incentive awards in accordance with ASC 718.

2015 Executive Officer Compensation Components

For 2015, the principal components of direct compensation for our executive officers, including the named executive officers, were as follows:

•                  Base salary;

•                  Annual performance-based incentive compensation in the form of cash bonus awards; and

•                  Long-term equity incentives.

Base Salary

We provide our executive officers with a base salary to maintain a fixed amount of compensation for their services each year that provides a reasonable level of economic security and stability from year to year. All of our executive officers have offer letters or employment agreements that set their base salary at not less than an initial specified dollar amount each year. The Compensation Committee generally reviews base salary levels annually and may, in its discretion, increase those levels.

The Compensation Committee generally reviews base salary levels taking into consideration the following:

•                  Competitive market data (including data regarding the Peer Group);

•                  Internal review of the executive officer’s compensation, both as compared to our other executive officers and relative to other executive officers of the Peer Group;

•                  Scope of responsibility and professional experience of the executive officer; and

•                  Overall performance of the individual executive officer and that of the company.

In effecting any such base salary increases, the Compensation Committee also takes into consideration the recommendations of our Chief Executive Officer with respect to executive officers other than himself and market data provided by the independent consultant. The Compensation Committee reviews the Chief Executive Officer’s base salary in consultation with the independent consultant.

In February 2015, the Compensation Committee conducted its annual review of base salaries for 2015. The Compensation Committee reviewed the comparative compensation data for the Revised Peer Group and also considered our historical operating results and internal operating budget. Based on this review, the Compensation Committee did not increase the base salaries of any of our named executive officers, other than Mr. Fakiri, who received a $100,000 increase in his base salary in connection with his March 2015 promotion to the position of Senior Vice President and General Manager, Communications and MyPoints. Mr. Harrington’s base salary was determined in conjunction with his hiring as Executive Vice President and General Counsel in August 2015. His base salary contains a slight increase from the Company’s prior Executive Vice President and General Counsel, who departed the Company in May 2015.

In March 2016, the Compensation Committee conducted its annual review of base salaries for 2016. The Compensation Committee reviewed the comparative compensation data for the 2016 Peer Group and also considered our historical operating results and internal operating budget. Based on this review, the Compensation Committee increased the base salaries of two of our continuing named executive officers. Mr. Zinser received a $10,500 increase in his base salary, and Mr. Harrington received a $10,000 increase in his base salary.

The following table includes the annual rate of base salary for each named executive officer for 2016 and 2015. For named executive officers that were employed less than a year, the table reflects their annual base salary as if they were employed for the entire year.

Named Executive Officer	Annual Base Salary (2015 fiscal year)	Annual Base Salary (2016 fiscal year)
Edward Zinser	$350,000	$360,500
Shahir Fakiri	$375,000	$375,000
Mark Harrington	$320,000	$330,000
Former Principal Executive Officers:
Howard Phanstiel	N/A	N/A
Francis Lobo	$700,000	N/A
Former Named Executive Officer:
Kesa Tsuda	$250,000	N/A

Annual Performance-Based Incentive Compensation

We provide annual performance-based incentive compensation to our executive officers to encourage strong annual performance and the achievement of strategic corporate objectives. Such compensation is provided through our annual management bonus plan under which specific annual goals are set and guidelines are established for calculating the incentive compensation payable upon the achievement of those goals at various designated levels. The bonus earned under such plan may be paid in cash and/or shares of our common stock, as determined by the Compensation Committee at the time the annual plan is established.

Each year, the Compensation Committee determines the executive officers eligible to participate in the management bonus plan for that year, the applicable performance goals, and the appropriate levels of bonus potential based on each executive officer’s position. For the past several years, including 2015, revenue and adjusted operating income have been selected as the applicable corporate performance goals. The Compensation Committee believes that those particular goals serve as appropriate measures of annual operating performance within the control of management and that continued achievement of strong financial results in those two areas will drive stockholder value. For 2015, revenue was weighted at 40% of the total and adjusted operating income was weighted at 35%, so that the financial performance goal funded 75% of the aggregate potential bonus that may be earned by a bonus participant. In addition, the individual performance goal was weighted at 25% of the total potential bonus that may be earned by a bonus participant. The Compensation Committee believes that those particular goals help to measure and reward individual contributions to the overall success of the business.

The corporate performance goals are established by taking into consideration the financial goals set forth in our annual operating budget and the Compensation Committee’s assessment of the level of difficulty to meet or exceed those goals in light of the challenges we face in our industry. The individual performance goals are established by taking into consideration the Compensation Committee’s assessment of each named executive officer’s responsibilities and departmental functions within the company, and the recommendations of our Chief Executive Officer. The target bonus for each participant is set at a percentage of the participant’s base salary and takes into account the participant’s relative responsibilities and expected contribution to our achievement of the applicable goals. For 2015, the Compensation Committee set the annual target bonus opportunity for our then Chief Executive Officer (Mr. Lobo) at 100% of his base salary, for our General Counsel at 55% of his base salary, and for Senior Vice President and General Manager, Communications and MyPoints at 60% of his base salary.

2015 Management Bonus Plan. The 2015 Management Bonus Plan was approved by the Compensation Committee in March 2015 (the “2015 Bonus Plan”). The 2015 Bonus Plan was in the form of a cash bonus program under which certain participants could earn a bonus based 75% on the financial performance of the Company and 25% on the participant’s performance measured against a set of individual performance goals. In addition, each participant in the 2015 Bonus Plan was eligible to achieve up to 125% of the individual performance component of the target bonus award.

Financial performance under the 2015 Bonus Plan was measured in terms of our revenue and adjusted operating income for 2015, which were weighted 40% and 35%, respectively, for purposes of determining financial performance. For participants in the 2015 Bonus Plan, the corporate performance component of the bonus potential was based entirely on the combined financial performance of our Communications segment, Commerce & Loyalty segment and Social Media segment, because these participants are corporate officers with responsibility for all of our businesses. Individual performance under the 2015 Bonus Plan was measured against a set of pre-approved individual performance goals.

For purposes of determining financial performance under the 2015 Bonus Plan, adjusted operating income was set in a manner consistent with our historical methodology for calculating adjusted operating income for financial reporting purposes.

Accordingly, adjusted operating income is our operating income before depreciation, amortization, stock-based compensation, restructuring and other exit costs, litigation or dispute settlement charges or gains, and any impairment charges for goodwill, intangible assets and long-lived assets, and without taking into account transaction-related expenses and expenses associated with the relocation of our principal offices or those of our subsidiaries. In addition, the following items, to the extent applicable, were specifically excluded in calculating adjusted operating income: (i) any bonus amounts accrued under the 2015 Bonus Plan, (ii) any adjustments attributable to a change in accounting principles, and (iii) all items of gain, loss or expense determined to be extraordinary or unusual in nature or infrequent in occurrence, or related to the disposal of a business segment or unit. The 2015 Bonus Plan furthermore provided that the final revenue and/or adjusted operating income calculations were also to be adjusted to reflect the effect of certain foreign currency exchange rates. In addition, the financial performance of any companies or businesses acquired during 2015 was not to be taken into account. In the event of a sale or spin-off transaction, for the purpose of determining the revenue and adjusted operating income performance of the combined businesses for 2015, the actual financial performance of the divested business would be taken into account for the portion of 2015 preceding the closing of such transaction, and target-level performance by the divested business would be taken into account for the post-closing portion of the year.

Under the 2015 Bonus Plan, for each specified level of attainment, a specific cash bonus amount was individually allocated to the participant based on a certain percentage of his or her annual rate of base salary. For 2015 Bonus Plan participants, the financial metric attained (for purposes of the financial performance goals) had to exceed the threshold level in order to earn a bonus amount. If there was only threshold attainment of the applicable revenue goal or adjusted operating income goal, then no bonus amount would have been paid with respect to that financial metric. However, in that circumstance, all participants would still be eligible for a bonus based on their respective individual performance goals.

The Compensation Committee determined the various levels of potential financial goal attainment based on its assessment of the financial objectives set forth in our confidential, internal operating budget for 2015. Those levels reflect the Compensation Committee’s assessment as to the minimum amount that would have to be achieved by the combined businesses in order for the executive officer to earn an incentive award, and the maximum level of goal attainment at which the executive officer’s bonus potential would be capped. In addition, participants would not earn a bonus (for purposes of the financial performance goals) if only a threshold level of financial performance was achieved.

The named executive officers who were selected for participation in the 2015 Management Bonus Plan were as follows: Mr. Lobo, Mr. Zinser and Ms. Tsuda. Mr. Harrington commenced employment with us in August 2015 and was not a direct participant in the 2015 Bonus Plan; however, his bonus (for 2015) was calculated as if he participated in the 2015 Bonus Plan.

The potential bonus amounts per participant ranged from 0% to 151.3% of base salary for Mr. Lobo (based on a target bonus of 100% of base salary), 0% to 105.9% of base salary for Mr. Zinser (based on a target bonus of 70% of base salary), 0% to 83.2% of base salary for Mr. Harrington (based on a target bonus of 55% of base salary), and 0% to 75.6% of base salary for Ms. Tsuda (based on a target bonus of 50% of base salary). Mr. Fakiri did not participate in the 2015 Bonus Plan in light of the fact that he was promoted in March 2015; however, for 2015, Mr. Fakiri received a discretionary bonus of $193,100. Mr. Phanstiel did not participate in the 2015 Management Bonus Plan because he served as our Principal Executive Officer for a short period from November 2015 to January 2016 and did not earn any compensation for such role. The Compensation Committee set the potential target bonus award for Mr. Lobo at a higher percentage (100%) than for the other executive officers to reflect the greater impact of his duties and responsibilities upon our ability to meet the Company’s goals.

The following tables set forth the 2015 Bonus Plan’s financial performance goals and the related potential bonus amounts (as a percentage of base salary) each such named executive officer would have been eligible to earn if the performance goals were attained at such payout levels (which would be interpolated for performance between such levels). The following tables also set forth the related potential bonus amounts (as a percentage of base salary) for such participant’s individual performance goals, assuming target achievement of such performance goals. The individual performance goals consist of multiple goals, including items such as: streamlining department operations, supporting the Company’s strategic initiatives (including potential merger and acquisition activity) and implementing solutions (including software solutions) to improve Company efficiencies and reduce costs.

Mr. Lobo, Mr. Zinser, Mr. Harrington, and Ms. Tsuda

Financial Performance Goal—Revenues

	Combined Revenues	Payout Level	Lobo Payouts (% of Salary)	Zinser Payouts (% of Salary)	Harrington Payouts (% of Salary)	Tsuda Payouts (% of Salary)
Threshold	$176,130,000	1	0.0%	0.0%	0.0%	0.0%
	$187,139,000	2	10.0%	7.0%	5.5%	5.0%
	$198,147,000	3	20.0%	14.0%	11.0%	10.0%
	$209,155,000	4	30.0%	21.0%	16.5%	15.0%
Target	$220,163,000	5	40.0%	28.0%	22.0%	20.0%
	$226,768,000	6	46.0%	32.2%	25.3%	23.0%
	$233,373,000	7	52.0%	36.4%	28.6%	26.0%
	$239,978,000	8	58.0%	40.6%	31.9%	29.0%
Maximum	$246,583,000	9	64.0%	44.8%	35.2%	32.0%

Financial Performance Goal—Adjusted Operating Income

	Combined Adjusted Operating Income	Payout Level	Lobo Payouts (% of Salary)	Zinser Payouts (% of Salary)	Harrington Payouts (% of Salary)	Tsuda Payouts (% of Salary)
Threshold	$23,941,000	1	0.0%	0.0%	0.0%	0.0%
	$26,920,000	2	8.8%	6.1%	4.8%	4.4%
	$29,899,000	3	17.5%	12.3%	9.6%	8.8%
	$32,914,000	4	26.3%	18.4%	14.4%	13.1%
Target	$35,893,000	5	35.0%	24.5%	19.3%	17.5%
	$37,688,000	6	40.3%	28.2%	22.1%	20.1%
	$39,482,000	7	45.5%	31.9%	25.0%	22.8%
	$41,277,000	8	50.8%	35.5%	27.9%	25.4%
Maximum	$43,072,000	9	56.0%	39.2%	30.8%	28.0%

Individual Performance Goal

Individual Performance			25.0%	17.5%	13.8%	12.5%

Participants were generally required to continue in our employ through the bonus payment date (which occurred in February 2016) in order to earn their bonuses, with a pro-rated payout to be provided to any participant whose employment terminated before that date by reason of death or disability or, at the election of the Compensation Committee, to any participant who was on a leave of absence during part of the performance period. Bonus payouts were also pro-rated if the participant commenced employment with us, or otherwise became eligible to participate in the plan during 2015, for the period of time the individual was employed with us during 2015. There was a maximum limit of $3.5 million payable to a participant under the 2015 Bonus Plan.

The revenue and adjusted operating income results achieved for 2015 under the 2015 Bonus Plan by the combined businesses are set forth below:

	Revenue Attained (in millions)	Revenue Attained as a % of Targeted Goal (%)	Adjusted Operating Income Attained (in millions)	Adjusted Operating Income Attained as a % of Targeted Goal (%)
Combined	$206.5	93.8%	$37.3	103.9%

The following table sets forth the cash bonuses based on actual performance goal attainment that were paid to each of the named executive officers who were participants under the 2015 Bonus Plan and who qualified to earn a bonus thereunder. These bonuses were determined solely in accordance with the performance metric formulas set forth in the 2015 Bonus Plan (including the individual performance goals), and there were no discretionary bonuses paid to the participants for 2015. All participants referenced in the table below, who actually received a bonus under the 2015 Bonus Plan, achieved the full (target) individual performance goal component for purposes of calculating their actual 2015 bonus.

Named Executive Officer(1)	2015 Bonus Plan Award at Target Level (Annualized)	Actual 2015 Bonus Plan Award (Pro-Rated, as applicable, for Hire Date)(2)
Francis Lobo	$700,000	$—
Edward Zinser	$245,000	$224,510
Mark Harrington	$176,000	$67,200
Kesa Tsuda	$125,000	$—

(1)                                 Mr. Lobo departed the Company in November 2015 and did not receive a bonus under the 2015 Bonus Plan. Ms. Tsuda departed the Company in November 2015 and did not receive a bonus under the 2015

Bonus Plan. Mr. Fakiri did not participate in the 2015 Bonus Plan in light of the fact that he was promoted in March 2015; for 2015, Mr. Fakiri received a discretionary bonus of $193,100.

(2)                                 The actual distributions made under the 2015 Bonus Plan were interpolated by the Compensation Committee where the financial results fell between the specified payout levels.

2016 Management Bonus Plan.  In March 2016, the Compensation Committee adopted the 2016 Management Bonus Plan (the “2016 Bonus Plan”) with a structure similar to the 2015 Bonus Plan, except the Compensation Committee (i) established new revenue and adjusted operating income goals for 2016, with revenue weighted at 40% and adjusted operating income weighted at 35% of the total bonus potential; and (ii) established new individual performance goals for 2016, weighted at 25% of the total bonus potential and with the opportunity to exceed the target. The 2016 Bonus Plan reflects the current size and structure of the Company.

The named executive officers selected to participate in the 2016 Bonus Plan are Mr. Zinser and Mr. Harrington. No participant may be paid a bonus under the 2016 Bonus Plan in excess of a specified percentage of such participant’s base salary, which ranges from 0% to 105.9% for Mr. Zinser and 0% to 83.2% for Mr. Harrington.

Long-Term Equity Incentives

We provide long-term equity-based incentives to our executive officers in order to align their interests with those of our stockholders. We also utilize those awards as a vehicle to retain our executive officers through service-based vesting requirements and to provide them with wealth-creation opportunities. Accordingly, such long-term incentive compensation is also intended to provide a source of retirement funds for our executive officers, since we do not maintain any type of defined benefit retirement plan. Although we offer a 401(k) plan, our executive officers have limited opportunity to defer income for retirement purposes under that plan due to annual contribution limitations imposed under the federal tax laws.

The long-term equity incentive awards granted to our executive officers in 2015 were designed to retain them during our efforts to transform United Online, Inc. into a technology growth company. In addition, for the newly hired executive officers, the long-term equity incentive awards granted in 2015 were also designed to attract and retain such individuals in connection with their transition to the Company.

In 2015, the Compensation Committee used restricted stock units and stock options as the primary form of long-term equity incentive awards provided to our executive officers. Restricted stock units provide a direct correlation between the financial accounting expense of providing those awards and the actual value delivered to our executive officers. Restricted stock units also provide retention through short-term market volatility because they continue to have value in a fluctuating market. Stock options are tax deferred until exercise and closely link the interests of executive officers with those of stockholders, as they provide value only if our stock price increases. Generally, restricted stock unit grants will vest in three successive equal annual installments upon completion of each year of service and stock options will vest and become exercisable as to one-third of the shares upon the completion of one year of service with the balance of the shares vesting in a series of 24 successive equal monthly installments upon completion of each additional month of service with us thereafter.

As discussed in more detail below, in February 2015 and in July 2015, the Compensation Committee approved stock option grants and restricted stock unit awards to our executive officers, and in March 2016, the Compensation Committee approved restricted stock unit awards to our executive officers. In the future, the Compensation Committee may make restricted stock unit awards or provide stock option grants or a combination of the two types of awards.

The Compensation Committee typically makes an annual equity grant to the executive officers in the first quarter of the fiscal year as part of the annual performance review process. These grants generally reflect the executive officer’s performance in the prior year as well as the expectations for the executive officer in the current year. Additional grants may be made at various times during the fiscal year in connection with particular events, such as the execution or amendment of an employment agreement, a promotion or increase in responsibilities, or in special recognition of certain achievements.

2015 Equity Awards.  In February 2015, the Compensation Committee granted Mr. Lobo, Mr. Zinser and Ms. Tsuda restricted stock units and stock options covering the number of shares of our common stock set forth in the table below. In February 2015, the Compensation Committee approved a pool of equity awards for other employees, which included a grant to Mr. Fakiri of restricted stock units and stock options covering the number of shares of our common stock set forth in the table below. The shares of common stock covered by the restricted stock units granted in February 2015 will vest in three successive equal annual installments upon completion of each year of service with us over the three-year period measured from February 15, 2015. The stock options granted in February 2015 will vest and become exercisable as to one-third of the shares upon the completion of one year of service with us measured from February 15, 2015 and the balance of the shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service with us thereafter. In July 2015, the Compensation Committee approved restricted stock units and stock option awards for Mr. Harrington covering the number of shares of our common stock set forth in the table below. The shares of common stock covered by the restricted stock units will vest in three successive equal annual installments upon completion of each year of service with us over the three-year period measured from August 3, 2015. The stock options will vest and become exercisable as to one-third of the shares upon the completion of one year of service with us measured from August 3, 2015 and the balance of the shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service with us thereafter. Mr. Harrington’s 2015 equity awards were special new hire awards, intended to induce him to join our company and to motivate him to continue to grow our business over the long-term.

Named Executive Officer	Restricted Stock Unit Award (# shares)	Grant-Date Fair Value	Stock Option Award (# shares)	Grant-Date Fair Value
Francis Lobo(1)	27,867	$425,250	75,000	$515,199
Howard Phanstiel(2)	—	—	—	—
Edward Zinser(1)	15,841	$241,734	35,000	$240,426
Mark Harrington (3)	30,915	$374,999	92,745	$490,702
Shahir Fakiri (4)	5,500	$83,930	16,500	$113,344
Kesa Tsuda(1)	5,335	$81,412	15,000	$103,040

(1)                                 Awards approved by the Compensation Committee in February 2015.

(2)                                 No awards were granted to Mr. Phanstiel in his capacity as Principal Executive Officer.

(3)                                 Awards approved by the Compensation Committee in July 2015.

(4)                                 Awards approved by the Compensation Committee in February 2015 as part of an overall pool of awards approved for company employees who were not executive officers.

2016 Equity Awards.  In January 2016, the Compensation Committee granted Jeffrey D. Goldstein, our new Interim Chief Executive Officer, 45,495 restricted stock units, which are scheduled to vest at the conclusion of Mr. Goldstein’s first six months of employment with the Company. In connection with our standard Board of Directors compensation program, Mr. Phanstiel received a grant of 2,274 restricted stock units in January 2016. However, this grant is in connection with his service as Chairman of the Board and not in connection with his prior service as Principal Executive Officer. The shares of common stock covered by the grant to Mr. Phanstiel will vest in full one year from the grant date. In March 2016, the Compensation Committee granted Mr. Zinser and Mr. Harrington restricted stock units covering the number of shares of our common stock set forth in the table below. The shares of common stock covered by the restricted stock units will vest in three successive equal annual installments upon completion of each year of service with us over the three-year period measured from February 15, 2016.

Named Executive Officer	Restricted Stock Unit Award (# shares)	Grant-Date Fair Value
Howard Phanstiel(1)	—	$—
Edward Zinser	37,500	$442,500
Mark Harrington	27,500	$324,500

(1)                                 No awards were granted to Mr. Phanstiel in his capacity as Principal Executive Officer.

Equity Grant Practices

We generally make annual equity awards to our eligible employees during the first quarter of each year, following the availability of the financial results for the prior annual period. All grants made to our executive officers require the approval of the Compensation Committee. The Secondary Compensation Committee has generally made grants to employees who are not executive officers; however, the Secondary Compensation Committee was dissolved in March 2015. Going forward, all equity grants will be approved by the Board of Directors, the Compensation Committee or a subcommittee of the Compensation Committee, as applicable, in accordance with the company’s equity incentive grant policy. All equity grants will be approved by the appropriate authorizing party on or before their actual effective date.

Other Benefits

We provide eligible employees with a 401(k) plan and various health and welfare and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Our 401(k) plan helps employees save and prepare financially for retirement. Our health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce. Except as noted below, our executive officers are eligible to participate in these plans and programs on the same basis as our other employees.

401(k) Plan.  Our tax-qualified 401(k) plan allows eligible employees to contribute up to 40% of their pre-tax earnings, up to the annual dollar limit set by law. We provide matching contributions equal to 25% of the employee’s contribution, to the extent such contribution does not exceed 6% of the employee’s bi-weekly gross compensation.

Health and Welfare Benefits.  In addition to the regular health and welfare benefits generally offered to our U.S. employees, certain of our vice presidents and our more senior executives, including our executive officers, were previously eligible to participate in the Exec-U-Care plan. Under this plan, the participant’s health insurance premiums were paid by us, and certain other medical and dental expenses were reimbursed, up to certain maximum limits. Effective December 31, 2014, the Company discontinued its participation in the Exec-U-Care plan and this benefit is no longer offered to company employees. In October 2014, the Compensation Committee approved a payment of $5,000 to each executive officer affected by the termination of the Exec-U-Care benefit, which was paid in even increments throughout 2015 provided such employees remained in the Company’s employ.

Perquisites.  We do not provide significant perquisites or other personal benefits to our executive officers.

Severance and Change-in-Control Benefits

The Compensation Committee believes that we should provide fair and reasonable severance and change-in-control benefits to our executives. The severance and change-in-control benefits are intended to promote stability and continuity of senior management, attract and retain superior talent, and reflect the potential difficulty for them to find comparable employment within a short period of time following their termination of employment with us. Furthermore, the Compensation Committee believes such benefits align the interests of our executive officers with those of our stockholders with regard to any potential sale of the Company by mitigating any personal disincentive to pursue transactions that may result in loss of employment.

Our amended and restated severance benefit plan applies to all eligible full-time U.S. employees. However, our offer letters and employment agreements with the named executive officers, and the Change in Control Policy for Executives described below, often set forth severance and change-in-control benefits that exceed those provided under our amended and restated severance benefit plan. The change-in-control benefits provided under the offer letters and employment agreements and the Change in Control Policy for Executives are “double trigger”, meaning a qualifying termination of employment is required for the named executive officer to become eligible for the benefits.

In February 2015, the Compensation Committee adopted and approved a Change in Control Policy for Executives (the “Policy”). The Policy provides certain benefits if an eligible participant experiences a separation from service as a result of a termination of employment without cause, or a termination of employment for good reason, in either case within 24 months following a Change in Control (as defined in the Policy) of the Company. If such events occur and a participant has signed a general release of claims in favor of the Company, the Policy provides the following benefits to such participant:

•                  for the Chief Executive Officer, an amount equal to: two times (2X) annual salary as of the termination date, two times (2X) target bonus as of the termination date, any earned but unpaid annual bonus with respect to the preceding fiscal year, a pro-rated annual bonus for the fiscal year in which the termination date occurs, and up to 18 months of COBRA premiums (if such coverage is elected by the Chief Executive Officer);

•                  for any Tier I participant in the Policy, an amount equal to: one and one-half times (1.5X) annual salary as of the termination date, one and one-half times (1.5X) target bonus as of the termination date, any earned but unpaid annual bonus with respect to the preceding fiscal year, a pro-rated annual bonus for the fiscal year in which the termination date occurs, and up to 18 months of COBRA premiums (if such coverage is elected by the participant);

•                  for any Tier II participant in the Policy, an amount equal to: one times (1X) annual salary as of the termination date, one times (1X) target bonus as of the termination date, any earned but unpaid annual bonus with respect to the preceding fiscal year, a pro-rated annual bonus for the fiscal year in which the termination date occurs, and up to 12 months of COBRA premiums (if such coverage is elected by the participant); and

•                  for all participants in the Policy, any non-performance-based equity awards awarded (after February 19, 2015) under the Company’s equity-based compensation plans shall be fully vested and exercisable. Equity awards awarded prior to February 19, 2015 are not subject to the Policy and will be governed by the underlying terms of the award agreement; such awards include accelerated vesting under certain circumstances.

If any payment under the Policy would cause a participant to become subject to the excise tax imposed under Section 4999 of the Code, then the payments and, if necessary, accelerated vesting of equity awards, will be reduced if such reduction would provide the participant with a greater after-tax amount of benefits than retaining the payments in full. The Compensation Committee has currently designated the following individuals as participants under the Policy: the Company’s Chief Financial Officer (Tier I), General Counsel (Tier I) and Chief Accounting Officer (Tier II). The Compensation Committee has the authority to designate additional participants in the future. By accepting the benefits provided under the Policy, each participant agrees that the benefits supersede any provisions relating to severance benefits provided under any employment or offer letter agreement to which such participant is a party.

As of April 28, 2016, Mr. Zinser and Mr. Harrington are the only named executive officers who are participants in the Policy.

The Policy, our amended and restated severance benefit plan and our executive officers’ offer letters and employment agreements do not currently provide for any tax “gross-up” or other reimbursement obligation in respect of “golden parachute” taxes under Sections 280G and 4999 of the Code.

The benefits and payments for which the named executive officers are eligible are described in greater detail under the “Employment Agreements and Potential Payments upon Termination or Change in Control” section, which appears later in this Form 10-K/A.

Offer Letters, Employment Agreements and Separation Agreements

In October 2013, we entered into an employment agreement with Mr. Lobo in connection with our hiring him to serve as our new Chief Executive Officer. Mr. Lobo departed the Company in November 2015. Mr. Lobo did not receive any severance benefits in connection with his departure.

In May 2014, we entered into an offer letter with Mr. Zinser in connection with our hiring him to serve as our new Chief Financial Officer.

In May 2014, we entered into an offer letter with Ms. Tsuda in connection with our hiring her to serve as our new Chief People Officer. In November 2015, we entered into a General Release and Agreement with Ms. Tsuda in connection with her departure from the Company. On November 18, 2015, Ms. Tsuda entered into a General Release and Agreement with the company which contained a customary release of claims in favor of the company. Pursuant to the General Release and Agreement, Ms. Tsuda received (a) a severance payment of $215,000; (b) a $4,000 payment in lieu of career outplacement services; (c) the premium amount for three months of COBRA health benefits continuation coverage; and (d) accelerated vesting of stock option awards covering 14,000 shares of company common stock and restricted stock unit awards covering 4,778 shares of company common stock.

In March 2015, we entered into an amended and restated offer letter with Mr. Fakiri in connection with his promotion to the position of Senior Vice President and General Manager, Communications and MyPoints.

In July 2015, we entered into an offer letter with Mr. Harrington in connection with our hiring him to serve as our new Executive Vice President and General Counsel.

In January 2016, we entered into an offer letter with Mr. Goldstein in connection with our hiring him to serve as our new Interim Chief Executive Officer.  The key provisions of his offer letter are as follows: (i) Mr. Goldstein’s employment will be “At Will” and it began on January 11, 2016, (ii) his base salary is $55,000 per month (which is inclusive of bonus consideration) and is guaranteed unless he resigns or is terminated for cause by the Company prior to the end of the six-month anniversary of his start date (the “Interim Period”), (iii) Mr. Goldstein is not eligible to participate in the Company’s bonus plan, (iv) Mr. Goldstein received a one-time new hire grant of 45,495 restricted stock units, (v) the restricted stock units are scheduled to vest in full on July 11, 2016 and are subject to the terms of the Company’s 2010 Incentive Compensation Plan, as amended, and the applicable restricted stock unit award agreement, and (vi) the restricted stock units will vest on an accelerated basis in the event (a) Mr. Goldstein is terminated without cause (subject to the execution of a release agreement), (b) Mr. Goldstein dies or is disabled, or (c) a single acquirer (or a group working in concert) obtains beneficial ownership of 100% of the Company’s common stock.  On April 26, 2016, the Company and Mr. Goldstein entered into an amendment to his offer letter (the “Amendment”). The key provisions of the Amendment are as follows: (i) Mr. Goldstein’s employment  continues to be “At Will”, (ii) his Interim Period of employment is extended for an additional four (4) months and is scheduled to conclude on November 11, 2016, (iii) his base salary continues to be $55,000 per month (which is inclusive of bonus consideration) and is guaranteed unless he resigns or is terminated for cause by the Company prior to the end of the Interim Period, and (iv) Mr. Goldstein will be entitled to a one-time payment of $250,000, payable on the earlier of (a) November 11, 2016, and (b) the date a single acquirer (or a group working in concert) obtains beneficial ownership of 100% of the Company’s common stock.  In addition, Mr. Goldstein is entitled to the one-time payment of $250,000 if (subject to the execution of a release agreement) he is terminated without cause prior the date he would have otherwise been entitled to the $250,000 payment. However, in no event, shall Mr. Goldstein be entitled to receive the $250,000 payment more than once. The Company intends to file the Amendment with the Securities and Exchange Commission.

The offer letters and employment agreements and separation agreements with our named executive officers are summarized under the “Employment Agreements and Potential Payments upon Termination or Change in Control” section, which appears elsewhere in this Form 10-K/A.

Risk Assessment of Executive Officer Compensation

The Compensation Committee believes the various components of the total compensation package of the executive officers, as discussed above, are appropriately balanced so as to avoid any excessive risk taking by such individuals. First, long-term equity awards tied to the market price of our common stock represent a significant component of executive officer compensation and promote a commonality of interest between the executive officers and our stockholders in increasing stockholder value. In addition, a portion of the equity awards made over the last several years has been in the form of restricted stock units. The use of such restricted stock units mitigates the potential risk that stock options might otherwise pose to risk taking in the short term. Restricted stock units provide varying levels of compensation as the market price of our common stock fluctuates over time, and they are less likely to contribute to excessive risk taking. Furthermore, the equity awards, whether in the form of stock options or restricted stock unit awards, generally will vest over a period of years, and that vesting element encourages the award recipients to focus on sustaining our long-term performance. Additionally, because equity awards are typically made on an annual basis, the executive officers always have unvested awards outstanding that could decrease significantly in value if our business is not managed to achieve its long-term goals.

Secondly, under the 2015 Bonus Plan, an individual target bonus amount is established for each executive officer at each level of potential goal attainment. Accordingly, at all levels of performance goal attainment, there are limits in place for the potential bonus payout. In addition, a percentage of the potential bonus payable under the 2015 Bonus Plan is tied to a set of individual performance goals. Lastly, a maximum bonus amount is established for each participant such that no participant may earn more than a fixed percentage of his or her base salary.

Accordingly, our overall compensation structure is not overly-weighted toward short-term incentives, and the Compensation Committee has taken what it believes are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

Policy against Insider Trading, Hedging and Pledging; Stock Ownership Guidelines

Our Insider Trading Policy prohibits, among other things, short-term or speculative transactions in our securities by our directors, officers and employees, including, but not limited to, short sales of our stock and transactions in puts, calls or other derivative securities. The policy also prohibits our directors, officers and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, the policy prohibits certain forms of hedging or monetization transactions, including through the use of financial instruments such as zero-cost collars and forward sale contracts that are designed to hedge or offset any decrease in the market value of the Company’s securities.

In April 2015, the Board adopted stock ownership guidelines for the Chief Executive Officer, our other executive officers and our non-employee directors. The stock ownership guidelines provide that executive officers and directors be meaningfully invested in the Company’s stock, and therefore be personally invested in the Company’s performance to ensure strong alignment with stockholder interests. The executive officers and directors have five years to come in to compliance with the stock ownership guidelines. The following table shows the applicable ownership amount under the stock ownership guidelines:

Position	Ownership Amount
Chief Executive Officer	2x annual base salary
Other executive officers	1x annual base salary
Non-employee directors	3x annual cash retainer(1)

(1)                                 Excluding extra compensation for Chairman or Committee service.

Tax and Accounting Considerations

Deductibility of Executive Officer Compensation

Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m) of the Code.

In general, the deductibility of any compensation deemed paid by us in connection with the vesting of restricted stock units will be subject to the $1.0 million annual limitation per covered officer. The 2010 Incentive Compensation Plan has been structured to allow for performance-based incentive awards that qualify as “performance-based compensation” exempt from the $1.0 million annual limitation under Section 162(m) of the Code. Therefore, compensation paid pursuant to equity awards granted under the 2010 Incentive Compensation Plan and compensation paid under management bonus plans implemented under the 2010 Incentive Compensation Plan may potentially qualify as performance-based compensation that will be fully tax deductible by us with respect to one or more participants.

However, the Compensation Committee believes that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, the Compensation Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash incentive programs or equity incentive programs, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Code.

Accounting for Stock-Based Compensation

Our stock option grant policies have been impacted by the implementation of ASC 718. Under ASC 718, we are required to value our stock option awards at their grant-date fair value and to amortize that expense over the applicable vesting period. The Compensation Committee has, in the past, limited the number of stock option grants and primarily relied on restricted stock and restricted stock units instead. The Compensation Committee believed this strategy would provide a more direct correlation between the financial accounting to us of providing those awards and the actual value delivered to our executive officers and would require fewer shares to fund the grant-date fair value of the award. However, the Compensation Committee retains complete discretion to grant stock options, from time to time, depending on the circumstances, as it has done in recent years. In 2015, our Compensation Committee approved grants to our named executive officers of both stock options and restricted stock units. In 2016, as of the date of this Form 10-K/A filing, our Compensation Committee has approved grants to our named executive officers of restricted stock units.

Risk Assessment of Compensation Programs

The Compensation Committee, with the assistance of management, undertook a comprehensive review of the various compensation programs maintained throughout our organization in 2015 to determine whether any of those programs encouraged excessive risk taking that might create a material risk to our economic viability. As part of that review process, the Compensation Committee also conducted a risk assessment of our executive officer compensation programs. The findings reached by the Compensation Committee with respect to our executive officer compensation programs are discussed in more detail in the “Compensation Discussion and Analysis” section of this Form 10-K/A.

The Compensation Committee noted the following points with respect to the plans and programs reviewed:

•                  Our compensation structure is applied uniformly throughout the organization, except that our equity incentive awards are made primarily to our vice presidents and our more senior executives, including our executive officers. The cash component of our compensation structure consists of base salary and an annual performance-based bonus opportunity. Base salaries are fixed in amount and do not involve any element of risk taking. The performance-based annual bonus awards made to our non-executive officer employees are dependent upon the achievement of annual goals. While programs tied to annual goal achievement may encourage a focus on short-term performance results, the annual bonuses under those programs generally do not represent the predominant component of the individual’s total compensation opportunities and, for that reason, are not likely to encourage excessive risk taking. The annual performance-based bonus opportunity for our executive officers also focuses on the achievement of annual corporate performance goals, which have been historically tied to both revenue and adjusted operating income. In addition, in 2015, the annual performance-based bonus opportunity for our executive officers was also tied to the achievement of individual performance goals, which goals were approved by the Compensation Committee. However, as noted in the “Compensation Discussion and Analysis” section that appears earlier in this Form 10-K/A, the annual bonus opportunity for executive officers, whether the payout is in shares of our common stock as in prior years or in cash under the 2015 Bonus Plan and the 2016 Bonus Plan, is not likely to lead to excessive risk taking by our executive officers. At all levels of performance goal attainment, there are limits in place for the potential bonus payout. In addition, a maximum bonus amount is established for each participant such that no participant may earn more than a fixed percentage of his or her base salary. For those reasons, the Compensation Committee believes that our various bonus programs have been appropriately structured to balance the risk element with the desire to focus our employees on specific annual goals important to both our annual and multi-year financial success.

•                  A significant portion of the compensation provided to our executive officers and other senior-level employees is in the form of long-term equity incentive awards that align the interests of those individuals with the interests of our stockholders. Those awards are either in the form of restricted stock unit awards or stock option grants. Restricted stock units provide varying levels of compensation as the market price of our common stock fluctuates over time and they are less likely to contribute to excessive risk taking. Although stock options have a greater potential to encourage risk taking, they are structured so that they vest over a period of years and thereby encourage the recipients to focus on sustaining our long-term performance. In addition, the equity awards, whether in the form of stock option grants or restricted stock unit awards, are generally made on an annual basis and, as a result, our senior-level employees, including our executive officers, typically have unvested awards outstanding at any given time that could decrease significantly in value if our business is not managed to achieve its long-term goals.

As a result, our overall compensation structure is not overly weighted toward short-term incentives and there is a significant long-term equity award component tied to the value of our common stock and subject to multi-year vesting schedules that encourages the recipients to focus on long-term performance. The Compensation Committee believes that, on balance, our compensation programs do not encourage excessive risk taking. For that reason, the Compensation Committee has concluded that it is not reasonably likely that our employee compensation programs, when analyzed in terms of their organization-wide application or their specific application to various major business units, would have a material adverse effect upon us.

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the compensation earned, for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2015, 2014 and 2013, by our named executive officers:

Name and Principal Position	Year	Salary(1)		Bonus		Stock Awards(10)	Stock Option Awards(11)	Non-Equity Incentive Plan Compensation(12)	All Other Compensation (13)(14)(15)(16)		Total
Francis Lobo	2015	$619,231	(2)	—		425,250	515,199	—	98,731	(17)	$1,658,411
Former Chief Executive Officer	2014	$700,000		—		1,504,820	963,890	817,608	12,248		$3,998,566
	2013	$109,315	(2)	1,275,000	(7)	569,605	N/A	—	160,624		$2,114,544

Howard Phanstiel	2015	—		—		—	—	—	—		—	(19)
Former Principal Executive Officer

Edward Zinser	2015	$350,000		—		241,734	240,426	224,510	8,975		$1,065,645
Executive Vice President and Chief Financial Officer	2014	$219,423	(3)	—		418,400	744,494	177,970	13,309		$1,573,596

Mark Harrington	2015	$134,154	(4)	60,000	(8)	374,999	490,702	67,200	1,292		$1,128,347
Executive Vice President and General Counsel

Shahir Fakiri	2015	$357,981	(5)	193,100	(9)	83,930	113,344	—	8,975		$757,330
Former Senior Vice President and General Manager, Communications and MyPoints

Kesa Tsuda	2015	$208,654	(6)	—		81,412	103,040	—	238,131	(18)	$631,237
Former Senior Vice President and Chief People Officer	2014	$137,500	(6)	—		114,390	163,386	79,601	6,316		$501,193

(1)                                  The offer letters and employment agreements with the named executive officers set forth an annual base salary. For further information regarding the annual base salary for the named executive officers, see the “Compensation Discussion and Analysis” section, which appears elsewhere in this Form 10-K/A. The amount reported as base salary in such column also includes the portion, if any, deferred under our 401(k) plan, a tax-qualified deferred compensation plan.

(2)                                  Mr. Lobo commenced his employment on November 5, 2013 and resigned his employment with the Company on November 18, 2015. His annual rate of base salary for 2013, 2014 and 2015 was $700,000.

(3)                                  Mr. Zinser commenced his employment on May 19, 2014. His annual rate of base salary for 2014 and 2015 was $350,000.

(4)                                  Mr. Harrington commenced his employment on August 3, 2015. His annual rate of base salary for 2015 was $320,000.

(5)                                  On March 10, 2015, Mr. Fakiri was promoted to the position of Senior Vice President and General Manager, Communications and MyPoints.

(6)                                  Ms. Tsuda commenced her employment on June 16, 2014 and departed the Company on November 1, 2015. Her annual rate of base salary for 2014 and 2015 was $250,000.

(7)                                  Represents a $1,100,000 guaranteed cash signing bonus and a $175,000 guaranteed bonus for the 2013 fiscal year awarded to Mr. Lobo pursuant to his employment agreement.

(8)                                  Represents a $60,000 guaranteed cash signing bonus awarded to Mr. Harrington pursuant to his offer letter.

(9)                                  Represents a discretionary bonus granted to Mr. Fakiri.

(10)                            Amounts reflect the aggregate grant-date fair value of restricted stock unit awards made in the applicable fiscal year. The grant-date fair values are, in each instance, calculated in accordance with ASC 718 and do not take into account estimated forfeitures relating to performance-based vesting or service-based vesting requirements. For information regarding the assumptions underlying the ASC 718 valuation of our restricted stock unit awards made in 2015, see Notes 1 and 8 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(11)                            Amounts reflect the aggregate grant-date fair value of option awards made in the applicable fiscal year. The grant-date fair values are, in each instance, calculated in accordance with ASC 718 using the Black-Scholes option-pricing formula and do not take into account estimated forfeitures relating to performance-based vesting or service-based vesting requirements. For information regarding the assumptions underlying the ASC 718 valuation of our option awards made in 2015, see Notes 1 and 8 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(12)                            Represents performance-based cash bonus awards that were earned in the specified year and paid in the following year. See “Compensation Discussion and Analysis — Annual Performance-Based Incentive Compensation.”

(13)                            The restricted stock units held by our named executive officers contain dividend equivalent rights. Pursuant to those rights, such named executive officer will receive, as dividends or other distributions are declared and paid on our outstanding shares of common stock, an additional payment equal to each dividend or distribution which would have been paid on the shares of common stock underlying those units had such shares been issued and outstanding at the time that such dividend or distribution was made to our stockholders. The payment will be made in the same form and at the same time as the actual dividend or distribution is made to the stockholders.

No dividends were declared or paid in 2015 and 2014. The payments received by the named executive officers in 2013 pursuant to the dividend equivalent rights pertaining to those restricted stock units are not included as part of their compensation in the “All Other Compensation” column for 2013. The aggregate amount received by each of the named executive officers for the last three fiscal years pursuant to dividend equivalent rights associated with restricted stock unit awards was as follows:

Year Ended December 31, 2013
Francis Lobo	$4,768
Howard Phanstiel	N/A
Edward Zinser	N/A
Mark Harrington	N/A
Shahir Fakiri	N/A
Kesa Tsuda	N/A

(14)                            Includes a matching contribution we made to the 401(k) plan on behalf of each participating named executive officer in an amount not to exceed the lesser of (i) 25% of the participating officer’s contribution and (ii) 25% of the first 6% of the participating officer’s eligible compensation, as determined under such plan. See Note 16 below for the dollar amount of the matching contributions included in the “All Other Compensation” column of the Summary Compensation Table.

(15)                            We provide medical and dental coverage to our U.S. employee base. For certain of our vice presidents and our more senior executives, including the named executive officers, we used to pay the portion of the insurance premiums for such coverage that otherwise would have been payable by those individuals as required employee contributions (the “basic insurance coverage premiums”). In addition, we also used to provide supplemental medical and dental coverage to certain of our vice presidents and our more senior executives, including the named executive officers, under the Exec-U-Care plan. The annual per participant membership fee we used to pay on behalf of each individual covered under the Exec-U-Care plan was $250 and includes the premium for an accidental death and dismemberment insurance policy with up to $100,000 in coverage. See Note 16 below for the aggregate dollar amount of the basic insurance coverage premiums, the medical and dental benefits provided through the Exec-U-Care plan, and the $250 annual membership fee for such plan, that is included in the “All Other Compensation” column of the Summary Compensation Table. Effective December 31, 2014, the Company discontinued its practice of paying the basic insurance coverage premiums. Effective December 31, 2014, the Company discontinued its participation in the Exec-U-Care plan and this benefit is no longer offered to company employees. In October 2014, the Compensation Committee approved a payment of $5,000 to each executive officer affected by the termination of the Exec-U-Care benefit, which was paid in even increments throughout 2015 provided employees remained in the Company’s employ.

(16)                            The table below sets forth the various items included in the “All Other Compensation” column for the 2015 fiscal year for each named executive officer:

Name	401(k) Matching Contribution	Medical/ Dental Benefits	Legal Fees	Severance & Accrued Vacation Pay	Total
Francis Lobo	$3,975	4,816	—	89,940	$98,731
Howard Phanstiel	$—	—	—	—	$—
Edward Zinser	$3,975	5,000	—	—	$8,975
Mark Harrington	$1,292	—	—	—	$1,292
Shahir Fakiri	$3,975	5,000	—	—	$8,975
Kesa Tsuda	$3,975	4,518	—	229,638	$238,131

(17)                            Includes a cash payment of $89,940 for accrued but unused paid vacation days as of the date of termination of Mr. Lobo’s employment.

(18)                            Includes a cash severance payment of $219,000 and a payment of $10,638 for accrued but unused paid vacation days as of the date of termination of Ms. Tsuda’s employment.

(19)                            Mr. Phanstiel, our Chairman of the Board, served as Principal Executive Officer from November 2015 to January 2016 and did not receive any compensation in his capacity as Principal Executive Officer. Mr. Phanstiel did receive compensation in his capacity as a director, and additional information regarding his director compensation can be found under the heading “Director Summary Compensation Table” below.

GRANTS OF PLAN-BASED AWARDS

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2015 fiscal year under any incentive compensation plan:

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or		All Other Awards: Number of Securities Underlying		Exercise Price of Option	Grant Date Fair Value of Stock
Name	Date	Threshold	Target	Maximum	Units(2)		Options(2)		Award	Award(7)
Francis Lobo	2/23/15				27,867	(3)				$425,250
	2/23/15						75,000	(5)	15.26	$515,199
	N/A	$—	$700,000	$1,058,750

Howard Phanstiel(8)	N/A									N/A

Edward Zinser	2/23/15				15,841	(3)				$241,734
	2/23/15						35,000	(5)	15.26	$240,426
	N/A	$—	$245,000	$370,563

Mark Harrington	8/15/15				30,915	(4)				$374,999
	8/15/15						92,745	(6)	12.13	$490,702
	N/A	$—	$176,000	$266,200

Shahir Fakiri	2/23/15				5,500	(3)				$83,930
	2/23/15						16,500	(5)	15.26	$113,344

Kesa Tsuda	2/23/15				5,335	(3)				$81,412
	2/23/15						15,000	(5)	15.26	$103,040
	N/A	$—	$125,000	$189,063

(1)                                  Represents potential annual performance-based cash bonus award for 2015. Actual amounts paid in February 2016 were based on the actual levels at which the revenue and adjusted operating income goals and the individual performance goals established under the 2015 Bonus Plan were achieved. Such amounts are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)                                  The restricted stock unit awards and stock option awards will vest, in whole or in part, on an accelerated basis upon the occurrence of certain events, as described in the “Employment Agreements and Potential Payments Upon Termination or Change in Control” section, which appears later in this Form 10-K/A.

(3)                                  Represents an award of restricted stock units. Each unit provides the named executive officer with the right to receive one share of our common stock upon the vesting of that unit. The units will vest in a series of three successive equal annual installments upon the named executive officer’s completion of each year of service with us over the three-year period measured from February 15, 2015.

(4)                                  Represents an award of restricted stock units. Each unit provides the named executive officer with the right to receive one share of our common stock upon the vesting of that unit. The units will vest in a series of three successive equal annual installments upon the named executive officer’s completion of each year of service with us over the three-year period measured from August 3, 2015.

(5)                                  Represents an award of stock options. One third will vest and become exercisable upon the named executive officer’s continuation in service through February 15, 2016, and the balance will vest and become exercisable in 24 equal monthly installments upon the named executive officer’s completion of each additional month of service thereafter.

(6)                                  Represents an award of stock options. One-third will vest and become exercisable upon the named executive officer’s continuation in service through August 3, 2016, and the balance will vest and become exercisable in 24 equal monthly installments upon the named executive officer’s completion of each additional month of service thereafter.

(7)                                  Reflects the aggregate grant date fair value of the equity award, calculated in accordance with ASC 718 and without reduction for estimated forfeitures related to performance based vesting or service based vesting conditions. For information regarding the assumptions applied in the calculation of the ASC 718 valuation of such equity awards, see Notes 1 and 8 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(8)                                  Mr. Phanstiel, our Chairman of the Board, served as Principal Executive Officer from November 2015 to January 2016 and did not receive any compensation in his capacity as Principal Executive Officer.

For additional information regarding our 2015 Bonus Plan and our 2015 equity awards, please see the “Compensation Discussion and Analysis” section, which appears earlier in this Form 10-K/A.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units That Have Not Vested(11)
Francis Lobo	118,666			$11.23	11/17/2016

Howard Phanstiel(12)	N/A					N/A

Edward Zinser	70,832	79,168	(2)	$10.46	07/23/2024
		35,000	(3)	$15.26	02/22/2025
						26,667	(6)	$314,404
						15,841	(7)	$186,765

Mark Harrington		92,745	(4)	$12.13	08/14/2025
						30,915	(8)	$364,488

Shahir Fakiri	7,332	4,668	(5)	$11.23	03/05/2024
		16,500	(3)	$15.26	02/22/2025
						9,164	(9)	$108,044
						2,667	(10)	$31,444
						5,500	(7)	$64,845

Kesa Tsuda	19,499			$12.71	10/31/2016
	5,000			$15.26	10/31/2016

(1)                                 The restricted stock units and stock options will vest, in whole or in part, on an accelerated basis upon the occurrence of certain events, as described in the “Employment Agreements and Potential Payments Upon Termination or Change in Control” section, which appears later in this Form 10-K/A.

(2)                                 Represents an award of stock options granted on July 24, 2014. One-third of the options vested on July 24, 2015, and the balance will vest in a series of twenty-four successive equal monthly installments upon the named executive officer’s completion of each period of service with us over the two-year period measured from July 24, 2015.

(3)                                 Represents an award of stock options granted on February 23, 2015. One-third of the options vested on February 15, 2016, and the balance will vest in a series of twenty-four successive equal monthly installments upon the named executive officer’s completion of each period of service with us over the two-year period measured from February 15, 2016.

(4)                                 Represents an award of stock options granted on August 15, 2015. One-third of the options will vest on August 3, 2016, and the balance will vest in a series of twenty-four successive equal monthly installments upon the named executive officer’s completion of each period of service with us over the two-year period measured from August 3, 2016.

(5)                                 Represents an award of stock options granted on March 6, 2014. One third of the options vested on February 15, 2015, and the balance will vest in a series of twenty four successive equal monthly installments upon the named executive officer’s completion of each period of service with us over the two year period measured from February 15, 2015.

(6)                                 Represents the shares under a restricted stock unit award granted on July 24, 2014. Each unit provides the named executive officer with the right to receive one share of our common stock upon the vesting of that unit. One third of the shares under the restricted stock unit award vested on July 24, 2015 and the remaining shares will vest in a series of two successive equal annual installments upon the named executive officer’s completion of each year of service with us over the two-year period measured from July 24, 2015.

(7)                                 Represents the shares under a restricted stock unit award granted on February 23, 2015. Each unit provides the named executive officer with the right to receive one share of our common stock upon the vesting of that unit. One third of the shares under the restricted stock unit award vested on February 15, 2016 and the remaining shares will vest in a series of two successive equal annual installments upon the named executive officer’s completion of each year of service with us over the two-year period measured from February 15, 2016.

(8)                                 Represents the shares under a restricted stock unit award granted on August 15, 2015. Each unit provides the named executive officer with the right to receive one share of our common stock upon the vesting of that unit. The shares under the restricted stock unit award will vest in a series of three successive equal annual installments upon the named executive officer’s completion of each year of service with us over the three-year period measured from August 3, 2015.

(9)                                 Represents the remaining shares under a restricted stock unit award granted on August 15, 2013. Each unit provides the named executive officer with the right to receive one share of our common stock upon the vesting of that unit. The remaining restricted stock units will vest on August 5, 2016.

(10)                          Represents the remaining shares under a restricted stock unit award granted on March 6, 2014. Each unit provides the named executive officer with the right to receive one share of our common stock upon the vesting of that unit. One half of the remaining restricted stock units vested on February 15, 2016 and the other half will vest on February 15, 2017.

(11)                          The valuations are based on the $11.79 closing price of our common stock on December 31, 2015.

(12)                          Mr. Phanstiel, our Chairman of the Board, served as Principal Executive Officer from November 2015 to January 2016. He did not hold any outstanding equity awards at December 31, 2015 that were granted to him in his capacity as Principal Executive Officer because he did not receive any compensation in his capacity as Principal Executive Officer.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth, for each of the named executive officers, certain summary information concerning the exercise of stock options and the vesting of restricted stock or restricted stock unit awards that occurred during the year ended December 31, 2015:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Francis Lobo	—	—	44,667	$478,830
Howard Phanstiel(2)	N/A	N/A	N/A	N/A
Edward Zinser	—	—	13,333	$204,262
Mark Harrington	—	—	—	—
Shahir Fakiri	—	—	5,916	$74,200
Kesa Tsuda	—	—	7,778	$90,477

(1)         Value realized is determined by multiplying the amount by which the market price per share of our common stock on the applicable vesting date exceeded the price payable per share, if any, by the number of shares of our common stock as to which each award vested on such date.

(2)         Mr. Phanstiel, our Chairman of the Board, served as Principal Executive Officer from November 2015 to January 2016. He did not acquire any shares upon exercise of options or vesting of restricted stock unit awards during 2015 in his capacity as Principal Executive Officer because he did not receive any compensation in his capacity as Principal Executive Officer.

Director Compensation

Cash Retainer Fees.  The following table sets forth the annual retainer fees earned by our non-employee directors during the 2015 fiscal year in connection with their service as a member of the Board of Directors as well as the additional annual retainer fees earned in connection with their service as a member or Chair of a Committee of the Board. Our non-employee directors also receive $1,000 for each Board or Committee meeting attended.

Board or Committee	Annual Retainer Fee
Chairman of the Board of Directors	$100,000
Member of the Board of Directors	$32,000
Audit Committee:
• Chair	$20,000
• Member	$10,000
Compensation Committee:
• Chair	$16,500
• Member	$10,000
Nominating and Corporate Governance Committee:
• Chair	$12,500
• Member	$7,500

The independent Chairperson of the Board receives an annual retainer fee in the aggregate amount of $100,000, of which $75,000 will be payable in cash and $25,000 will be payable in the form of an automatic grant of restricted stock units covering shares of the Company’s common stock, generally made on January 2 of each year. For the 2015 calendar year, the restricted stock unit award was granted on January 2, 2015, with an aggregate value of $24,988. The shares subject to those units vested and became issuable upon Mr. Phanstiel’s continuation in Board service through December 31, 2015.

Equity Awards.  Under our 2010 Incentive Compensation Plan, as amended and restated as of June 13, 2013 and as amended as of April 23, 2015 (the “2010 Incentive Compensation Plan”), non-employee directors may receive option grants, restricted stock or restricted stock unit awards and other equity incentives in connection with their service on the Board.

Effective as of January 2, 2015, the Board made a restricted stock unit award with a grant-date fair value of $24,988 to Howard Phanstiel. This award constituted the equity award component of the annual retainer fee for the independent Chairperson of the Board, which has an aggregate value of $24,988 based on the per-share closing price of the common stock on January 2, 2015. The number of shares of our common stock subject to the restricted stock unit award was determined by dividing $25,000 by the $14.69 fair market value per share of our common stock on the effective date of the award. As a result, Mr. Phanstiel received a restricted stock unit award covering 1,701 shares of our common stock. The shares subject to those units vested and became issuable upon Mr. Phanstiel’s continuation in Board service through December 31, 2015. However, had Mr. Phanstiel voluntarily ceased such Board service prior to such vesting date, then he would have vested in the number of shares of our common stock in which he would have been vested as of the termination date had such units vested in successive equal monthly installments between January 2, 2015, the vesting commencement date, and December 31, 2015, the scheduled vesting date, and the remaining units would have been canceled. In the event of a change in control, the shares subject to the units would have vested in full and would have become immediately issuable.

Effective as of February 23, 2015, the Board made a restricted stock unit award with a grant-date fair value of $29,986 to each non-employee director. The number of shares of our common stock covered by each such restricted stock unit award was determined by dividing $30,000 by $15.26, which represents the fair market value per share of our common stock on the effective date of the award. As a result, each such director received a restricted stock unit award covering 1,965 shares of our common stock. The shares subject to those units vested and became issuable upon the non-employee director’s continuation in Board service through June 5, 2015. However, had the director voluntarily ceased Board service prior to the vesting of such units, then that director would have vested in the number of shares of our common stock in which he or she would have been vested as of such termination date had the units vested in successive equal monthly installments between February 23, 2015, the vesting commencement date, and June 5, 2015, the scheduled vesting date, and the remaining units would have been canceled. In the event of a change in control, the shares subject to the units would have vested in full and would have become immediately issuable.

Effective as of June 5, 2015, the Board made a restricted stock unit award with a grant-date fair value of $119,990 to each non-employee director. The number of shares of our common stock covered by each such restricted stock unit award was determined by dividing $120,000 by $16.81, which represents the fair market value per share of our common stock on the effective date of the award. As a result, each such director received a restricted stock unit award covering 7,138 shares of our common stock. The shares subject to those units will vest and become issuable upon his or her continuation in Board service through the date of the 2016 annual stockholders meeting. However, should the director voluntarily cease Board service prior to the vesting of such units, then that director will vest in the number of shares of our common stock in which he or she would have been vested as of such termination date had the units vested in successive equal monthly installments between the vesting commencement date (June 5, 2015), and the scheduled vesting date, and the remaining units will be canceled. In the event of a change in control, the shares subject to the units will vest in full and become immediately issuable.

Effective as of January 11, 2016, the Board made a restricted stock unit award with a grant-date fair value of $24,991 to Howard Phanstiel. This award constituted the equity award component of the annual retainer fee for the independent Chairperson of the Board, which has an aggregate value of $24,991 based on the per-share closing price of the common stock on January 11, 2016. The number of shares of our common stock subject to the restricted stock unit award was determined by dividing $25,000 by the $10.99 fair market value per share of our common stock on the effective date of the award. As a result, Mr. Phanstiel received a restricted stock unit award covering 2,274 shares of our common stock. The shares subject to those units will vest and become issuable upon his continuation in Board service through January 11, 2017. However, should Mr. Phanstiel voluntarily cease such Board service prior to such vesting date, then he will vest in the number of shares of our common stock in which he would have been vested as of the termination date had such units vested in successive equal monthly installments between January 11, 2016, the vesting commencement date, and January 11, 2017, the scheduled vesting date, and the remaining units will be canceled. In the event of a change in control, the shares subject to the units will vest in full and become immediately issuable.

The Company anticipates that, at the first Board meeting following the 2016 annual meeting of stockholders, the Board will approve a grant of restricted stock units for the Company’s non-employee directors in the amount of $120,000. We anticipate that the restricted stock units will vest in full on the date of the 2017 annual meeting of stockholders, and that the Board will follow a consistent approach of making annual award grants to our non-employee directors on the date of the first Board meeting following future annual meetings of stockholders.

Director Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our non-employee directors for their service on our Board and its committees for the year ended December 31, 2015:

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)	Total(4)
James Armstrong	$84,167	$149,976	$234,143
Robert Berglass	$80,500	$149,976	$230,476
Kenneth Coleman	$95,000	$149,976	$244,976
Kenneth Denman	$48,333	$119,990	$168,323
Dennis Holt	$36,625	$29,986	$66,611
Andrew Miller	$89,833	$149,976	$239,809
Howard Phanstiel	$122,042	$174,963	$297,005	(5)
Carol Scott	$92,500	$149,976	$242,476

(1)                                 Mr. Lobo is not included in this table because, as our employee, he did not earn any additional compensation for his services as a director. The compensation earned by Mr. Lobo as our employee is shown in the Summary Compensation Table, which appears elsewhere in this Form 10-K/A.

(2)                                 Fees earned in cash for the year ended December 31, 2015 consisted of the following:

Name	Board Annual Retainer Fee	Fees Earned as Chair or Member of one or more Board Committees	Fees for Meetings Attended	Fees Earned in Cash
James Armstrong	$32,000	$24,167	$28,000	$84,167
Robert Berglass	$32,000	$17,500	$31,000	$80,500
Kenneth Coleman	$32,000	$24,000	$39,000	$95,000
Kenneth Denman	$18,666	$11,667	$18,000	$48,333
Dennis Holt	$13,333	$7,292	$16,000	$36,625
Andrew Miller	$32,000	$25,833	$32,000	$89,833
Howard Phanstiel	$75,000	$16,042	$31,000	$122,042
Carol Scott	$32,000	$22,500	$38,000	$92,500

(3)                                 Effective as of January 2, 2015, Mr. Phanstiel, a non-employee director, was awarded restricted stock units covering 1,701 shares of our common stock. Effective as of February 23, 2015, each non-employee director, except Mr. Denman (who had not yet joined the Board), was awarded restricted stock units covering 1,965 shares of our common stock. Effective as of June 5, 2015, each non-employee director, except Mr. Holt (who had departed the Board), was awarded restricted stock units covering 7,138 shares of our common stock. Each unit provided each such director with the right to receive one share of our common stock upon the vesting of that unit. The amount reported in this column represents the grant-date fair value of each such restricted stock unit award, calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”), and does not take into account any estimated forfeitures related to the service-based vesting condition in effect for the award. For information regarding assumptions underlying the ASC 718 valuation of our equity awards, see Notes 1 and 8 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(4)                                 The non-employee directors hold restricted stock units, which contain dividend equivalent rights. Pursuant to those rights, each non-employee director will receive, as dividends or other distributions are declared and paid on the outstanding shares of our common stock, an additional payment equal to each dividend or distribution, which would have been paid on the shares of common stock underlying those units had such shares been issued and outstanding at the time that such dividend or distribution was made to our stockholders. The payment will be made in the same form and at the same time as the actual dividend or distribution is made to the stockholders. The ASC 718 value of restricted stock unit awards made to the non-employee directors takes the dividend equivalent rights into consideration, and the amounts received by the non-employee directors pursuant to those rights are not included in the table as part of their compensation for the 2015 fiscal year. No cash payments pursuant to these dividend equivalent rights were paid during the year ended December 31, 2015 because no dividend or distribution was made to our stockholders in 2015.

(5)                                 Represents compensation earned by Mr. Phanstiel solely in his capacity as a non-employee director. Mr. Phanstiel, our Chairman of the Board, served as Principal Executive Officer from November 2015 to January 2016 but did not receive any compensation in his capacity as Principal Executive Officer.

The following table shows the number of shares of our common stock subject to outstanding restricted stock units, which each of our non-employee directors held as of December 31, 2015. None of our non-employee directors held any outstanding stock options as of December 31, 2015.

Name	Aggregate Number of Shares Subject to RSUs
James Armstrong	7,138
Robert Berglass	7,138
Kenneth Coleman	7,138
Kenneth Denman	7,138
Dennis Holt	—
Andrew Miller	7,138
Howard Phanstiel	7,138
Carol Scott	7,138

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS

UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreements.  We have an offer letter or employment agreement in place with each of our named executive officers, other than Mr. Phanstiel. Each offer letter or employment agreement establishes the annual rate of base salary paid to the named executive officer and also sets his or her target bonus amount at a specified percentage of base salary, subject to future adjustment by the Company.

The following table includes the annual rate of base salary and target bonus amounts (as a percentage of base salary) for each named executive officer under his or her offer letter or employment agreement, as well as the expiration date of each such agreement, as applicable:

Named Executive Officer	Annual Base Salary (2015 fiscal year)	Target Bonus (% of annual base salary) (4)	Employment Agreement Expiration Date
Francis Lobo(1)	$700,000	N/A	November 5, 2016
Howard G. Phanstiel(2)	N/A	N/A	N/A
Edward K. Zinser	$350,000	70%	N/A
Mark E. Harrington(3)	$320,000	55%	N/A
Shahir Fakiri(4)	$375,000	60%	N/A
Kesa L. Tsuda(5)	$250,000	N/A	N/A

(1)                                 Mr. Lobo’s employment terminated on November 18, 2015.

(2)                                 Mr. Phanstiel served as our Principal Executive Officer from November 2015 through January 2016 and did not receive a base salary, bonus award or any other compensation in his capacity as Principal Executive Officer.

(3)                                 Mr. Harrington commenced his employment on August 3, 2015.

(4)                                 Mr. Fakiri was promoted to the position of Senior Vice President and General Manager, Communications and MyPoints, on March 10, 2015. For 2015, Mr. Fakiri received a discretionary bonus in the amount of $193,100.

(5)                                 Ms. Tsuda’s employment terminated on November 1, 2015.

The following sets forth a description of certain severance benefits each named executive officer, other than Mr. Phanstiel, would have received under the offer letter or employment agreement which we had in place with him or her on December 31, 2015 in the event his or her employment terminated under certain circumstances during 2015. With respect to Mr. Lobo, the following sets forth a description of his respective employment agreement as in effect on his date of resignation. With respect to Ms. Tsuda, who does not have severance provisions set forth in her offer letter, the following sets forth a description of certain benefits she received under the General Release and Agreement she entered into with Company in November 2015.

Our employment agreement with Mr. Lobo provided that if his employment was terminated without cause, or he resigned for good reason, not in connection with a change in control of United Online, Inc., as defined in his employment agreement, then his outstanding equity awards would have vested in full, except to the extent otherwise provided in the equity award agreement for any equity award granted after the initial grants made pursuant to his employment agreement. If Mr. Lobo’s employment was terminated without cause, or he resigned for good reason, not in connection with a change in control, then he would have been entitled to a severance payment, payable in 12 equal monthly installments, in an aggregate amount equal to two times his then-current annual rate of base salary. He would have also been entitled to any earned but unpaid bonus for the fiscal year preceding his termination and a prorated bonus for the year of termination based on the actual level of performance goal attainment. As consideration for such severance benefits, Mr. Lobo agreed to a 12-month employee non-solicitation agreement and to provide us with a standard release of claims. If Mr. Lobo’s employment was terminated due to his death or disability, then he would have received an additional 12 months of vesting credit under his outstanding equity awards, applied as if such awards vested in equal monthly increments over the vesting period. If Mr. Lobo’s employment was terminated without cause, or he resigned for good reason, in connection with a change in control, then he would have participated in the Company’s Change in Control Policy for Executives. Additional information regarding the Change in Control Policy for Executives can be found under the section titled “Severance and Change-in-Control Benefits” in this 10-K/A filing. However, Mr. Lobo resigned and his employment with the Company ended on November 18, 2015. Mr. Lobo did not receive any severance benefits in connection with his departure.

Our offer letter with Mr. Zinser provides that if his employment is terminated without cause, or he resigns for good reason, not in connection with a change in control, then he will be entitled to a severance payment, payable in 12 equal monthly installments, in an aggregate amount equal to his then-current annual rate of base salary. He will also be entitled to any earned but unpaid bonus for the fiscal year preceding his termination and a prorated bonus for the year of termination based on the actual level of performance goal attainment. As consideration for such severance benefits, Mr. Zinser agreed to a 12-month employee non-solicitation agreement and to provide us with a standard release of claims. If Mr. Zinser’s employment is terminated without cause, or he resigns for good reason, in connection with a change in control, then he participates in the Company’s Change in Control Policy for Executives. Additional information regarding the Change in Control Policy for Executives can be found under the section titled “Severance and Change-in-Control Benefits” in this 10-K/A filing.

Our offer letter with Mr. Harrington provides that if his employment is terminated without cause, or he resigns for good reason, not in connection with a change in control, then he will be entitled to a severance payment, payable in 12 equal monthly installments, in an aggregate amount equal to his then-current annual rate of base salary. He will also be entitled to any earned but unpaid bonus for the fiscal year preceding his termination and a prorated bonus for the year of termination based on the actual level of performance goal attainment. As consideration for such severance benefits, Mr. Harrington agreed to a 12-month employee non-solicitation agreement and to provide us with a standard release of claims. If Mr. Harrington’s employment is terminated without cause, or he resigns for good reason, in connection with a change in control, then he participates in the Company’s Change in Control Policy for Executives. Additional information regarding the Change in Control Policy for Executives can be found under the section titled “Severance and Change-in-Control Benefits” in this 10-K/A filing.

Our offer letter with Mr. Fakiri did not provide for additional severance compensation in the event his employment was terminated without cause, or he resigned for good reason, whether or not in connection with a change in control of the Company. Mr. Fakiri would have been entitled to receive twenty-six weeks of base salary in the event his employment was terminated without cause, or he resigned for good reason, in connection with a change in control under the terms of the Company’s amended and restated severance benefit plan. In April 2016, Mr. Fakiri’s employment with the Company terminated in connection with the sale of the Company’s former MyPoints business.

Our offer letter with Ms. Tsuda did not provide for additional severance compensation in the event her employment was terminated without cause, or she resigned for good reason, whether or not in connection with a change in control of United Online, Inc. Ms. Tsuda would have been entitled to receive twenty-six weeks of base salary in the event her employment was terminated without cause, or she resigned for good reason, in connection with a change in control under the terms of the Company’s amended and restated severance benefit plan. On November 18, 2015, Ms. Tsuda entered into a General Release and Agreement with the Company which contained a customary release of claims in favor of the Company. Pursuant to the General Release and Agreement, Ms. Tsuda received (a) a severance payment of $215,000; (b) a $4,000 payment in lieu of career outplacement services; (c) the premium amount for three months of COBRA health benefits continuation coverage; and (d) accelerated vesting of stock option awards covering 14,000 shares of company common stock and restricted stock unit awards covering 4,778 shares of company common stock. Ms. Tsuda’s vested stock option awards remained exercisable in accordance with the terms of the underlying award agreements.

The Company does not have an employment agreement or offer letter with Mr. Phanstiel.

Equity Compensation Plans.  All outstanding options and restricted stock units under our stock plans will immediately vest upon a change in control, to the extent they are not assumed or otherwise continued in effect by the successor entity or replaced with an incentive compensation program which preserves the intrinsic value of the award at that time and provides for the subsequent vesting and concurrent payout of that value in accordance with the pre-existing vesting schedules for those awards.

Quantification of Benefits.  The following tables provide estimated payments and benefits which would have been provided to the named executive officer, assuming certain hypothetical events had occurred with respect to the named executive officer on December 31, 2015. Each amount is calculated solely on the basis of the offer letter or employment agreement that was in effect for the named executive officer on December 31, 2015, applicable provisions of our 2015 Management Bonus Plan, applicable provisions of our equity award agreements, and for Mr. Fakiri (who did not have severance provisions in his offer letter), certain benefits he was eligible to receive under our amended and restated severance benefit plan. The employment of Mr. Lobo and Ms. Tsuda terminated prior to December 31, 2015, and the tables reflect the actual payments and benefits, if any, received by them in connection with their respective terminations. The employment of Mr. Fakiri terminated in April 2016 in connection with the sale of the Company’s former MyPoints business.

For amounts connected with a change-in-control event, it is assumed that the change in control occurred on December 31, 2015 and that the price per share of our common stock paid to our stockholders in the change-in-control transaction was $11.79, the closing selling price per share of our common stock on December 31, 2015.

For additional information regarding the terms and conditions relating to such payments and benefits, see our offer letters and employment agreements with the named executive officers, our 2015 Management Bonus Plan, and our equity compensation plan documents, copies of which were previously filed with the SEC.

Termination of Employment Events.  The following table provides the estimated dollar amounts of the various payments and benefits which would have been provided to the named executive officer assuming the following hypothetical termination events had occurred with respect to that named executive officer on December 31, 2015. With respect to Mr. Lobo and Ms. Tsuda, whose employment terminated prior to December 31, 2015, the table reflects the actual payments and benefits, if any, received by them in connection with their respective terminations.

A.                                    termination without cause or resignation for good reason (in the absence of a change in control);

B.                                    involuntary termination or resignation for good reason in connection with a change in control; and

C.                                    termination as a result of death or permanent disability.

		Aggregate Cash	Value of Accelerated Vesting(4)
		Severance or Change in Control Payment(3)	Restricted Stock, RSUs and other Stock Awards	Stock Options	COBRA Insurance (5)	Total
A.	Termination without cause or resignation for good reason (in the absence of a change in control)
	Francis Lobo (1)	$—	—	—	N/A	$—
	Howard Phanstiel	$—	—	—	N/A	$—
	Edward Zinser	$574,510	336,829	66,501	N/A	$977,840
	Shahir Fakiri	$—	—	—	N/A	$—
	Mark Harrington	$387,200	161,995	—	N/A	$549,195
	Kesa Tsuda (2)	$219,000	54,087	—	4,347	$277,434
B.	Involuntary termination or resignation for good reason in connection with a change in control
	Howard Phanstiel	$—	—	—	N/A	$—
	Edward Zinser	$1,137,500	501,169	105,293	27,210	$1,771,172
	Shahir Fakiri	$187,500	85,112	—	N/A	$272,612
	Mark Harrington	$817,334	364,488	—	41,529	$1,223,351
C.	Death or disability
	Howard Phanstiel	$—	—	—	N/A	$—
	Edward Zinser	$224,510	336,829	66,501	N/A	$627,840
	Shahir Fakiri	$—	68,441	2,241	N/A	$70,682
	Mark Harrington	$67,200	161,995	—	N/A	$229,195

(1)                                 Mr. Lobo’s employment with the Company ended in November 2015. Mr. Lobo did not receive any severance benefits in connection with his departure.

(2)                                 Ms. Tsuda’s employment with the Company ended in November 2015. Reflects the aggregate amount of severance benefits actually paid to Ms. Tsuda in connection with the termination of her employment in November 2015.

(3)                                 Includes severance and the specified bonus amounts.

(4)                                 Except for Ms. Tsuda, the valuation is based on the $11.79 closing price of our common stock on December 31, 2015. With respect to Ms. Tsuda, the valuation of her restricted stock unit awards is based on the $11.32 closing price of our common stock on the date of vesting of such units, which was November 25, 2015.

(5)                                 COBRA premiums are paid for up to 18 months for Mr. Zinser and Mr. Harrington upon their termination.

Change in Control Where Outstanding Awards Are Not Assumed.  The following table provides the estimated dollar amount of the benefit which would have been provided to each named executive officer, other than Mr. Lobo and Ms. Tsuda, assuming a change in control had occurred on December 31, 2015 in which his or her outstanding equity awards were not continued or assumed by the successor entity or replaced with a comparable incentive compensation program, thereby triggering the accelerated vesting of those awards.

	Value of Accelerated Vesting(1)
	Restricted Stock, RSUs and other Stock Awards	Stock Options	Total
Howard Phanstiel	$—	—	$—
Edward Zinser	$501,169	105,293	$606,462
Mark Harrington	$364,488	—	$364,488
Shahir Fakiri	$204,332	2,614	$206,946

(1)                                 The valuation is based on the $11.79 closing price of our common stock on December 31, 2015.

Compensation Committee Interlocks and Insider Participation

During 2015, Messrs. Armstrong, Coleman, Denman, Holt, and Miller and Dr. Scott served as members of the Compensation Committee. In June 2015, Mr. Holt departed the Compensation Committee and Mr. Denman joined the Compensation Committee (in connection with his election to the Board of Directors). During 2015, Messrs. Coleman, Lobo and Phanstiel served as members of the Secondary Compensation Committee, prior to its dissolution in March 2015. None of the Compensation Committee members was employed by us at any time during 2015, and none has ever served or acted as one of our officers or employees or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions.

None of our current executive officers has ever served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity (other than our subsidiaries) that has or has had one or more of its executive officers serve as a member of our Board of Directors or our Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Compensation Committee of the Board of Directors:

Kenneth Coleman
James Armstrong
Kenneth Denman
Andrew Miller
Carol Scott

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 11, 2016 by (i) each of our directors, (ii) each named executive officer (as listed in the Summary Compensation Table, which appears earlier in this 10-K/A filing), (iii) each person who, to our knowledge, beneficially owns 5% or more of the outstanding shares of our common stock, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership(1)
Directors and Named Executive Officers:
Jeffrey Goldstein	—	*
Francis Lobo	192,854	*
Edward Zinser (2)	117,537	*
Mark Harrington	—	*
Shahir Fakiri(3)	23,106	*
Kesa Tsuda (4)	29,956	*
James Armstrong (5)	25,536	*
Robert Berglass (6)	23,357	*
Kenneth Coleman (7)	37,328	*
Kenneth Denman (8)	6,118	*
Andrew Miller (9)	12,803	*
Howard Phanstiel (10)	44,750	*
Carol Scott (11)	10,550	*
All current directors and executive officers as a group (11 persons)(12)	301,085	2.0%
5% Stockholders Not Listed Above:
B. Riley Financial, Inc. (13)	1,429,978	9.6%
Dimensional Fund Advisors LP (14)	1,212,136	8.1%
BlackRock, Inc. (15)	951,597	6.4%
Cannell Capital LLC (16)	712,730	4.8%

*                                         Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)                                 Based on 14,947,078 shares of our common stock outstanding as of April 11, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options and warrants, which are currently exercisable or will become exercisable within 60 days after April 11, 2016 and shares issuable within 60 days after April 11, 2016 pursuant to outstanding restricted stock units awarded under our stock incentive plans, are deemed outstanding for computing the percentage ownership of the person or entity holding such securities but are not outstanding for computing the percentage ownership of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 21255 Burbank Boulevard, Suite 400, Woodland Hills, California 91367.

(2)                                 Includes (i) 11,290 shares owned by Mr. Zinser and (ii) 106,247 shares subject to options, which are currently exercisable or which will become exercisable within 60 days after April 11, 2016.

(3)                                 Includes (i) 7,233 shares owned by Mr. Fakiri and (ii) 15,873 shares of our common stock subject to options, which are currently exercisable or which will become exercisable within 60 days after April 11, 2016.

(4)                                 Includes (i) 5,457 shares owned by Ms. Tsuda and (ii) 24,499 shares of our common stock subject to options, which are currently exercisable or which will become exercisable within 60 days after April 11, 2016.

(5)                                 Includes (i) 19,418 shares of our common stock owned by Mr. Armstrong and (ii) 6,118 restricted stock units, which will become issuable within 60 days after April 11, 2016. Mr. Armstrong has shared voting and investment power over the shares of our common stock reflected in the table and disclaims beneficial interest of such shares of our common stock except to the extent of his beneficial ownership in Clearstone Venture Management Services.

(6)                                 Includes (i) 16,811 shares of our common stock owned by Mr. Berglass; (ii) 428 shares held by the 1998 Robert H. Berglass Living Trust dated July 8, 1998, over which Mr. Berglass exercises voting power, as trustee; and (iii) 6,118 restricted stock units, which will become issuable within 60 days after April 11, 2016.

(7)                                 Includes (i) 31,210 shares of our common stock owned by Mr. Coleman and (ii) 6,118 restricted stock units, which will become issuable within 60 days after April 11, 2016.

(8)                                 Represents 6,118 restricted stock units awarded to Mr. Denman, which will become issuable within 60 days after April 11, 2016.

(9)                                 Includes (i) 6,685 shares of our common stock owned by Mr. Miller and (ii) 6,118 restricted stock units, which will become issuable within 60 days after April 11, 2016.

(10)                          Includes (i) 37,685 shares of our common stock owned by Mr. Phanstiel; (ii) 6,118 restricted stock units, which will become issuable within 60 days after April 11, 2016; and (iii) 947 restricted stock units, which will become issuable within 60 days after April 11, 2016 if the director were to cease Board service on the 60th day of that period.

(11)                          Includes (i) 4,432 shares of our common stock owned by Dr. Scott and (ii) 6,118 restricted stock units, which will become issuable within 60 days after April 11, 2016.

(12)                          Includes (i) 135,192 shares of our common stock owned by the directors and executive officers; (ii) 122,120 shares of our common stock subject to options, which are currently exercisable or which will become exercisable within 60 days after April 11, 2016; (iii) 42,826 restricted stock units, which will become issuable within 60 days after April 11, 2016; and (iv) 947 restricted stock units, which will become issuable within 60 days after April 11, 2016 if the director were to cease Board service on the 60th day of that period.

(13)                          This information is derived solely from the Schedule 13D/A of the following parties (each, a “B. Riley Party”): BRC Partners Opportunity Fund, LP (“BPOF”), B. Riley Diversified Equity Fund, a series of the World Funds Trust (the “Mutual Fund”), B. Riley Capital Management, LLC (“BRCM”), B. Riley & Co., LLC (“BRC”), Bryant R. Riley (“Mr. Riley”) and B. Riley Financial, Inc. (“BRF”), filed pursuant to a joint filing agreement on February 10, 2016. BRCM serves as the investment manager and general partner of BPOF, and as the investment advisor to the Mutual Fund and of certain separately managed accounts (the “Separately Managed Accounts”). BRF is the parent company of BRCM and BRC. By virtue of these relationships, each of BRCM and BRF may be deemed to beneficially own the Shares owned directly by BPOF and the Mutual Fund and held in the Separately Managed Accounts, and BRF may also be deemed to beneficially own the Shares owned directly by BRC. The Schedule 13D/A reported that, as of February 9, 2016, BPOF beneficially owned directly 659,283 of the reported shares, over which each of BPOF, BRCM and BRF had shared voting and dispositive power, the Mutual Fund beneficially owned directly 21,203 of the reported shares, over which each of the Mutual Fund, BRCM and BRF had shared voting and dispositive power, 12,308 of the reported shares were held in the Separately Managed Accounts, over which each of BRCM and BRF had shared voting and dispositive power, BRC beneficially owned directly 734,434 of the reported shares, over which each of BRC and BRF had shared voting and dispositive power, and Mr. Riley beneficially owned directly 2,750 of the reported shares, over which he had sole voting and dispositive power. BRCM, as the investment manager and general partner of BPOF and the investment advisor to the Mutual Fund and the Separately Managed Accounts, may be deemed to beneficially own the 692,794 shares directly beneficially owned in the aggregate by BPOF and the Mutual Fund and held in the Separately Managed Accounts. BRF, as the parent company of BRCM and BRC, may be deemed to beneficially own the 1,427,228 shares beneficially owned in the aggregate by BRCM and BRC. Each of the B. Riley Parties, as a member of a “group” with the other B. Riley Parties for purposes of Rule 13d-5(b)(1) of the Exchange Act, may be deemed to beneficially own the securities of the company owned by the other B. Riley Parties and specifically disclaims beneficial ownership of the reported securities that he or it does not directly own. The address for each of BPOF, the Mutual Fund, BRCM, BRC and Mr. Riley is 11100 Santa Monica Blvd., Suite 800, Los Angeles, CA 90025. The address for BRF is 21860 Burbank Blvd., Suite 300 South, Woodland Hills, CA 91367.

(14)                          This information is derived solely from the Schedule 13G/A of Dimensional Fund Advisors LP, filed on February 9, 2016. The Schedule 13G/A reported that, as of December 31, 2015, Dimensional Fund Advisors LP had sole voting power with respect to 1,170,436 of the reported shares and sole dispositive power with respect to all of the reported shares. The Schedule 13G/A also reported that Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”). It further provided that the reported shares are owned by the Funds, and Dimensional Fund Advisors LP and its subsidiaries disclaim beneficial ownership thereof. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, TX 78746.

(15)                          This information is derived solely from the Schedule 13G of BlackRock, Inc., filed on January 28, 2016. The Schedule 13G reported that, as of December 31, 2015, BlackRock, Inc. had sole voting power with respect to 926,445 of the reported shares and sole dispositive power with respect to all of the reported shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(16)                          This information is derived solely from the Schedule 13D of the following parties:  Cannell Capital LLC, J. Carlo Cannell and Howard Marks, filed pursuant to a joint filing agreement on November 12, 2015. The Schedule 13D reported that, as of November 3, 2015, J. Carlo Cannell, the Managing Member of Cannell Capital LLC, had sole voting and dispositive power with respect to all of the reported shares. The address of the principal office of each of Cannell Capital and J. Carlo Cannell is PO Box 3459, 150 East Hansen Avenue, Jackson, WY 83001-3459. The principal address of Howard Marks is 604 Arizona Avenue, Santa Monica, CA 90401.

The following table shows the number of shares of our common stock that are subject to outstanding restricted stock units held by our executive officers as of April 11, 2016 but that are not otherwise scheduled to vest and become issuable within the 60-day period measured from April 11, 2016. Each restricted stock unit entitles the executive officer to one share of common stock at the time of vesting. The restricted stock units generally vest over a one-to three-year period of continued service with us. The following table also shows the number of shares of our common stock that are subject to outstanding options held by our executive officers as of April 11, 2016 but that are not otherwise scheduled to vest and become exercisable and issuable within the 60-day period measured from April 11, 2016. The options generally vest over a three-year period of continued service with us.

Executive Officer	Aggregate Number of Shares Subject to RSUs	Aggregate Number of Shares Subject to Options
Jeffrey Goldstein	45,495	—
Edward Zinser	74,728	78,753
Shahir Fakiri	14,165	12,627
Mark Harrington	58,415	92,745

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	A		B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(3)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(5)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	1,241,917	(4)	$12.58	17,173,931	(6)(7)
Equity Compensation Plans Not Approved by Stockholders(2)	2,618		$24.62	—	(7)
Total	1,244,535		$12.61	17,173,931

(1)                                 Consists of the 2010 Incentive Compensation Plan, as amended and restated as of June 13, 2013 and as amended as of April 23, 2015 (the “2010 Incentive Compensation Plan”), the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2010 Employee Stock Purchase Plan, effective as of November 1, 2013, as amended (the “2010 ESPP”).

(2)                                 Consists of the 2001 Supplemental Stock Incentive Plan, as amended and restated (the “2001 Supplemental Plan”).

(3)                                 This column reflects the aggregate number of shares of our common stock to be issued upon the exercise of options and the vesting of restricted stock units outstanding as of December 31, 2015.

(4)                                 Excludes purchase rights outstanding under the 2010 ESPP. Under the 2010 ESPP, each eligible employee may purchase up to 1,963 shares of our common stock at semi-annual intervals on the last business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the purchase date.

(5)                                 The calculation in this column does not take into account 401,701 shares of our common stock underlying outstanding restricted stock units as of December 31, 2015. Such shares will be issued at the time the restricted stock units vest, without any cash consideration payable for those shares

(6)                                 As of December 31, 2015, 16,138,251 shares of our common stock remained available for issuance under the 2010 Incentive Compensation Plan and 1,035,680 shares of our common stock remained available for issuance under the 2010 ESPP. The shares available for issuance under the 2010 Incentive Compensation Plan may be issued upon the exercise of stock options or stock appreciation rights granted under such plan, or those shares may be issued through direct stock issuances or pursuant to restricted stock awards or restricted stock units which vest upon the attainment of prescribed performance milestones or the completion of designated service periods. Shares may also be issued as a bonus for services rendered to the Company, without any cash payment required from the recipient.

(7)                                 To the extent awards outstanding under the 2001 Supplemental Plan, on or after December 31, 2009, are subsequently canceled, forfeited or expire without the issuance of the underlying shares of our common stock, then those shares will be automatically transferred to the 2010 Incentive Compensation Plan and increase the number of shares of our common stock available for issuance thereunder. No further awards were able to be made under the 2001 Supplemental Plan after May 26, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED-PARTY TRANSACTIONS

Pursuant to our Code of Ethics, without full disclosure and prior written approval, our executive officers and directors are not permitted to make any investment, accept any position or benefits, participate in any transaction or business arrangement or otherwise act in a manner that creates or appears to create a conflict of interest. Our executive officers and directors are required to make such disclosure to, and receive the prior written approval of, our General Counsel and the Chair of the Audit Committee, or such other individual or committee of the Board of Directors as may be designated by the Board of Directors with respect to any related-party transactions. A current copy of the Code of Ethics is available on our corporate website (www.unitedonline.com) under “Investors.” In addition, each year, our directors and executive officers are required to complete Director and Officer Questionnaires that, among other things, identify any potential related-party transactions. Our Board of Directors determines, on an annual basis, which members of our Board meet the definition of an independent director as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

Pursuant to our Audit Committee’s written charter, our Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving any potential related-party transactions which could be required to be disclosed under Item 404 of Regulation S-K, unless such transactions have been approved by a comparable committee of the Board of Directors or the Board of Directors as a whole. A copy of the Audit Committee’s written charter is available on our corporate website (www.unitedonline.com) under “Investors.” Under Item 404 of Regulation S-K, a related-party transaction is defined as any transaction or proposed transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000 in a fiscal year, and in which any of the following had or will have a direct or indirect material interest: the Company’s directors, director nominees, executive officers, greater than five percent beneficial owners, or any immediate family member of any of the foregoing. In the course of the Audit Committee’s review to approve or disapprove related-party transactions, the Audit Committee may consider, among other things, any of the following: the nature of the related person’s interest in the transaction; the material terms of the transaction, including, within limitation, the amount and type of transaction; the importance of the transaction to each party; the reasons for the Company entering into the transaction with the related person; whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and any other matters the Audit Committee deems appropriate. There have been no related-party transactions since January 1, 2015, nor are there any currently proposed related-party transactions, in which we were or are to be a participant.

Board Independence

Eight individuals sit on our Board of Directors, all of whom, except for Mr. Goldstein, are “independent directors” as that term is defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by PricewaterhouseCoopers LLP for the professional services described below for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Audit Fees(1)	$2,425	$2,488
Audit-Related Fees(2)	149	—
Tax Fees(3)	3	6
All Other Fees(4)	9	9
Total	$2,586	$2,503

(1)                                 Represents fees incurred for the integrated audit of our consolidated financial statements and of our internal control over financial reporting and review of the interim condensed consolidated financial statements, as well as fees incurred for audit services that are normally provided by PricewaterhouseCoopers LLP in connection with other statutory or regulatory filings or engagements.

(2)                                 Represents fees incurred for assurance and related services that are normally performed by PricewaterhouseCoopers LLP, are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)                                 Represents fees primarily incurred in connection with domestic and international tax compliance and consulting services.

(4)                                 Fees for other professional services were related to accessing PricewaterhouseCoopers LLP’s online research databases.

Determination of Independence

The Audit Committee of the Board of Directors has determined that the provision by PricewaterhouseCoopers LLP of the services covered under the heading “All Other Fees” above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Under its charter, the Audit Committee must pre-approve all engagements of our independent registered public accounting firm, unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. In 2003, the Audit Committee adopted a policy requiring the pre-approval of all services to be provided by our independent registered public accounting firm. Any proposed services exceeding previously pre-approved cost parameters will also require specific pre-approval. The Audit Committee has delegated to its Chair the authority to evaluate and approve service engagements on behalf of the full Audit Committee in the event a need arises for specific pre-approval between Audit Committee meetings. All of the audit, audit-related, tax services, and all other fees for services provided by our independent registered public accounting firm for the 2014 and 2015 fiscal years were approved by the Audit Committee in accordance with the foregoing procedures.

PART IV

Item 15.         Exhibits, Financial Statements and Schedules

(b) See the Exhibit Index following the signature page to this Form 10-K/A for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ONLINE, INC. (Registrant)

Date: April 28, 2016	By:	/s/ JEFFREY GOLDSTEIN
Jeffrey Goldstein
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JEFFREY GOLDSTEIN	Interim Chief Executive Officer and Director (Principal	April 28, 2016
Jeffrey Goldstein	Executive Officer and Director)

/s/ EDWARD K. ZINSER	Executive Vice President and Chief Financial Officer	April 28, 2016
Edward K. Zinser	(Principal Financial Officer)

*	Senior Vice President and Chief Accounting Officer	April 28, 2016
Michelle D. Stalick	(Principal Accounting Officer)

*	Director	April 28, 2016
James T. Armstrong

*	Director	April 28, 2016
Robert Berglass

*	Director	April 28, 2016
Kenneth L. Coleman

*	Director	April 28, 2016
Kenneth D. Denman

*	Director	April 28, 2016
Andrew D. Miller

*	Chairman and Director	April 28, 2016
Howard G. Phanstiel

*	Director	April 28, 2016
Carol A. Scott

* By:	/s/ Jeffrey Goldstein
Jeffrey Goldstein
As Attorney-in-Fact

EXHIBIT INDEX

		Filed
		with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-K/A	Form	Exhibit No.	File No.	Date Filed

2.1	Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	2.1	000-33367	11/6/2013

2.2	Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of May 20, 2015		10-Q	2.1	000-33367	8/6/2015

2.3	Stock Purchase Agreement by and among Intelius Holdings, Inc., the Registrant and Classmates Media Corporation, dated as of August 11, 2015		10-Q	2.3	000-33367	11/6/2015

3.1	Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	3.1	000-33367	3/13/2014

3.2	Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	3.2	000-33367	3/13/2014

10.1*	Form of Indemnification Agreement		10-Q	10.32	000-33367	11/10/2008

10.2*	2001 Stock Incentive Plan		10-Q	10.2	000-33367	8/9/2007

10.3*	2010 Incentive Compensation Plan		10-Q	10.1	000-33367	8/6/2010

10.4*	Amended and Restated 2010 Incentive Compensation Plan (As Amended and Restated as of June 13, 2013)		10-Q	10.1	000-33367	8/5/2013

10.5*	Amended and Restated 2010 Incentive Compensation Plan (As Amended and Restated as of June 13, 2013 and as Amended as of April 23, 2015)		10-Q	10.1	000-33367	8/6/2015

10.6*	2010 Employee Stock Purchase Plan		10-K	10.5	000-33367	3/2/2015

10.7*	2010 Employee Stock Purchase Plan (As Amended as of April 23, 2015)		10-Q	10.2	000-33367	8/6/2015

10.8*	2001 Supplemental Stock Incentive Plan (As Amended and Restated Effective September 26, 2001)		10-Q	10.5	000-33367	8/9/2007

10.9*	Classmates Online, Inc. 2004 Stock Plan (Amended and Restated as of April 22, 2005)		10-Q	10.8	000-33367	5/10/2005

10.10*	Form of Stock Option Agreement for 2001 Stock Incentive Plan		10-Q	10.3	000-33367	10/27/2004

10.11*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)		10-K	10.10	000-33367	2/28/2011

10.12*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)		10-K	10.11	000-33367	2/28/2011

10.13*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)		10-K	10.12	000-33367	2/28/2011

		Filed
		with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-K/A	Form	Exhibit No.	File No.	Date Filed

10.14*	Form of Notice of Grant and Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)		10-K	10.14	000-33367	2/28/2011

10.15*	Form of Notice of Grant and Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)		10-K	10.15	000-33367	2/28/2011

10.16*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (officer with employment agreement)		10-K	10.16	000-33367	3/13/2014

10.17*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (U.S. employees)		10-K	10.17	000-33367	3/13/2014

10.18*	Form of Notice of Grant and Stock Option Agreement for Amended and Restated 2010 Incentive Compensation Plan (officer with employment agreement)		10-K	10.18	000-33367	3/13/2014

10.19*	Amended and Restated United Online, Inc. Severance Benefit Plan (As Amended Effective May 1, 2014)		10-Q	10.2	000-33367	5/6/2014

10.20*	Employment Agreement between the Registrant and Francis Lobo		10-K	10.21	000-33367	3/13/2014

10.21*	General Release and Agreement between the Registrant and Kesa Tsuda, dated November 18, 2015		10-K	10.21	000-33367	3/3/2016
			10-K	10.22	000-33367	3/3/2016
10.22*	Offer Letter between the Registrant and Jeff Goldstein, dated January 11, 2016

10.23*	Offer Letter between the Registrant and Mark Harrington, dated as of July 20, 2015		10-Q	10.1	000-33367	11/6/2015

10.24*	Amended and Restated Offer Letter between the Registrant and Shahir Fakiri, dated March 10, 2015		10-Q	10.4	000-33367	5/7/2015

10.25*	Offer Letter between the Registrant and Edward K. Zinser, effective May 14, 2014		10-Q	10.2	000-33367	8/18/2014

10.26*	Change in Control Policy for Executives		10-Q	10.1	000-33367	5/7/2015

10.27*	2015 Management Bonus Plan		10-Q	10.2	000-33367	5/7/2015

10.28	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	10.11	000-33367	5/3/2004

10.29	Office Lease between LNR Warner Center IV, LLC and United Online, Inc., dated as of May 14, 2014		8-K	10.1	000-33367	5/22/2014

10.30*	Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.1	000-33367	11/6/2013

10.31*	Amendment No. 1 to Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of January 2, 2014		10-K	10.49	000-33367	3/13/2014

		Filed
		with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-K/A	Form	Exhibit No.	File No.	Date Filed

10.32*	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.2	000-33367	11/6/2013

10.33	Tax Sharing Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	10.3	000-33367	11/6/2013

21.1	List of Subsidiaries		10-K	21.1	000-33367	3/3/2016

23.1	Consent of Independent Registered Public Accounting Firm		10-K	23.1	000-33367	3/3/2016

24.1	Power of Attorney (see signature page to the Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	31.1	000-33367	3/3/2016

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	31.2	000-33367	3/3/2016

31.3	Certification of Chief Executive Officer, pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Chief Financial Officer, pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.1	000-33367	3/3/2016

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.2	000-33367	3/3/2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

*                                         Management contract or compensatory plan or arrangement.