Form 10-Q
period 2016-03-31
UNITED ONLINE INC
filed 2016-05-10
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

        There were 14,983,755 shares of the Registrant's common stock outstanding at May 6, 2016.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2016

        In this document, "United Online," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the proposed acquisition of us by B. Riley Financial, Inc., the consummation of the sale of our international social media business; the expected benefits of our acquisitions, dispositions and restructuring activities; our strategies; our pursuit of long-term growth initiatives; our future financial performance and results, revenues, metrics, operating expenses, market trends, liquidity, cash flows and uses of cash, dividends, capital expenditures, depreciation and amortization, tax payments, foreign currency exchange rates, and hedging arrangements; our ability to invest in initiatives; our plans for services and products, pricing, and marketing efforts; competition; the impact of actions by stockholder activists; the outcome of legal matters; and the impact of accounting pronouncements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from those set forth or contemplated in the forward-looking statements, including, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our estimates and assumptions only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and reported results should not be considered an indication of future performance. We undertake no obligation to update these forward-looking statements to reflect the impact of events or circumstances arising after the date hereof, unless required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$98,069	$90,834
Accounts receivable, net of allowance	3,497	5,127
Inventories, net	1,376	1,632
Other current assets	5,863	7,093
Assets of discontinued operations	23,077	30,690

Total current assets	131,882	135,376
Property and equipment, net	5,849	6,418
Deferred tax assets, net	156	176
Goodwill	7,489	7,489
Other assets	820	841
Assets of discontinued operations	10,601	47,911

Total assets	$156,797	$198,211

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,367	$6,552
Accrued liabilities	5,361	7,249
Deferred revenue	3,996	3,926
Liabilities of discontinued operations	21,289	21,199

Total current liabilities	37,013	38,926
Deferred tax liabilities, net	2,178	2,132
Other liabilities	5,243	5,314
Liabilities of discontinued operations	11,955	14,219

Total liabilities	56,389	60,591

Commitments and contingencies
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	223,186	222,164
Accumulated other comprehensive loss	(3,446)	(4,086)
Accumulated deficit	(119,333)	(80,459)

Total stockholders' equity	100,408	137,620

Total liabilities and stockholders' equity	$156,797	$198,211

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2016	2015
Revenues	$18,436	$24,264
Operating expenses:
Cost of revenues	7,904	10,872
Sales and marketing	2,958	3,637
Technology and development	2,218	3,180
General and administrative	8,162	9,380
Restructuring and other exit costs	109	143

Total operating expenses	21,351	27,212

Operating loss	(2,915)	(2,948)
Interest income	145	88
Other income, net	198	6

Loss before income taxes	(2,572)	(2,854)
Provision for income taxes	314	44

Loss from continuing operations	(2,886)	(2,898)
Income (loss) from discontinued operations, net of tax	(35,988)	2,039

Net loss	$(38,874)	$(859)

Income allocated to participating securities	—	—

Net loss attributable to common stockholders	$(38,874)	$(859)

Basic net income (loss) per common share:
Continuing operations	$(0.19)	$(0.20)
Discontinued operations	(2.42)	0.14

Basic net loss per common share	$(2.61)	$(0.06)

Shares used to calculate basic net income (loss) per common share	14,898	14,429

Diluted net income (loss) per common share:
Continuing operations	$(0.19)	$(0.20)
Discontinued operations	(2.42)	0.14

Diluted net loss per common share	$(2.61)	$(0.06)

Shares used to calculate diluted net income (loss) per common share	14,898	14,429

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Quarter Ended March 31,
	2016	2015
Net loss	$(38,874)	$(859)
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains on derivatives, net of tax provision of $— for each of the quarters ended March 31, 2016 and 2015	—	17
Derivative settlement losses reclassified into earnings, net of tax benefit of $— for each of the quarters ended March 31, 2016 and 2015	—	14
Other hedges:
Changes in net gains on derivatives, net of tax provision of $— for each of the quarters ended March 31, 2016 and 2015	19	—
Foreign currency translation	621	(437)

Other comprehensive income (loss)	640	(406)

Comprehensive loss	$(38,234)	$(1,265)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2015	14,850	$1	$222,164	$(4,086)	$(80,459)	$137,620
Exercises of stock options	17	—	184	—	—	184
Vesting of restricted stock units	80	—	—	—	—	—
Repurchases of common stock	—	—	(547)	—	—	(547)
Stock-based compensation	—	—	1,385	—	—	1,385
Other comprehensive income	—	—	—	640	—	640
Net loss	—	—	—	—	(38,874)	(38,874)

Balance at March 31, 2016	14,947	$1	$223,186	$(3,446)	$(119,333)	$100,408

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarters Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(38,874)	$(859)
Less: Income (loss) from discontinued operations, net of tax	(35,988)	2,039

Loss from continuing operations	(2,886)	(2,898)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation	762	945
Stock-based compensation	1,177	1,460
Provision for doubtful accounts receivable	(18)	(12)
Deferred taxes, net	66	(207)
Other, net	—	361
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable, net	1,649	1,020
Inventories, net	256	957
Other assets	530	701
Accounts payable and accrued liabilities	(1,865)	2,022
Deferred revenue	71	200
Other liabilities	(70)	229

Net cash provided by (used for) operating activities from continuing operations	(328)	4,778

Cash flows from investing activities:
Purchases of property and equipment	(339)	(285)

Net cash used for investing activities from continuing operations	(339)	(285)

Cash flows from financing activities:
Proceeds from exercises of stock options	184	851
Repurchases of common stock	(547)	(1,300)

Net cash used for financing activities from continuing operations	(363)	(449)

Effect of foreign currency exchange rate changes on cash and cash equivalents	382	(1,154)
Net cash provided by (used for) discontinued operations:
Operating activities	3,317	(456)
Investing activities	(206)	(1,707)
Effect of a change in cash and cash equivalents on discontinued operations	4,772	(1,087)

Net cash provided by (used for) discontinued operations	7,883	(3,250)

Change in cash and cash equivalents	7,235	(360)
Cash and cash equivalents, beginning of period	90,834	67,470

Cash and cash equivalents, end of period	$98,069	$67,110

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, provides consumer subscription services and products, consisting of internet access services and devices, including dial-up, mobile broadband, DSL, e-mail, internet security, web hosting, and voice services, under the NetZero and Juno brands.

        In March 2016, the Company entered into a Share Purchase Agreement for the sale of its StayFriends GmbH, Trombi Acquisition SARL, Klassträffen Sweden AB, and Klassenfreunde.ch GmbH entities (collectively, the "Social Media Business") to Ströer Content Group GmbH. The purchase price for the Social Media Business is approximately 16 million Euros in cash, which includes cash of 6.5 million Euros on the Social Media Business balance sheet, subject to a post-signing purchase price adjustment. The Share Purchase Agreement includes customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. The sale is expected to close in May 2016. The results of operations, the financial condition and the cash flows of the Social Media Business have been presented as discontinued operations for all periods presented.

        In April 2016, the Company consummated the sale of its MyPoints business unit to Prodege, LLC. The purchase price received for the MyPoints business unit was approximately $13 million in cash, subject to a post-closing working capital adjustment. The Stock Purchase Agreement for the sale included customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. The results of operations, the financial condition and the cash flows of the MyPoints business unit have been presented as discontinued operations for all periods presented.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet at December 31, 2015 was derived from the Company's audited consolidated financial statements, filed on March 3, 2016, with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, but does not include all of the disclosures required by GAAP. The unaudited condensed consolidated balance sheet at December 31, 2015 was revised for the purposes of discontinued operations presentation.

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

contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K.

        The most significant areas of the unaudited condensed consolidated financial statements that require management judgment include the Company's revenue recognition, goodwill, other long-lived assets, income taxes, and legal contingencies.

        The Company believes that its existing cash and cash equivalents and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next 12 months.

Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company's significant accounting policies.

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

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The core principle of the guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU No. 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company adopted the standard for the quarter ended March 31, 2016 with no impact on its consolidated financial statements.

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

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides GAAP guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update also provide a basis for evaluating whether a cloud computing arrangement includes a software license. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard for the quarter ended March 31, 2016 with no impact on its consolidated financial statements.

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

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update require that a lessee recognize the assets and liabilities that arise from leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update do not change the core principle of the guidance as noted above at ASU No. 2014-09. The amendments clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU No. 2014-09. The Company intends to adopt the standard effective January 1, 2018 and is currently assessing the impact of this update on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve simplification in several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update require both prospective and retrospective application with earlier

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this update on its consolidated financial statements.

        In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance as noted above at ASU No. 2014-09. The core principle of the update is to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company intends to adopt the standard effective January 1, 2018 and is currently assessing the impact of this update on its consolidated financial statements.

2. SEGMENT INFORMATION

        As a result of the presentation of the Company's former Commerce & Loyalty and Social Media segments as discontinued operations, the Company now operates as a single operating and reportable segment.

        Revenues were as follows (in thousands):

	Quarter Ended March 31,
	2016	2015
Services revenues	$13,101	$16,976
Products revenues	1,401	1,770
Advertising and other revenues	3,934	5,518

Total revenues	$18,436	$24,264

        Geographic revenues are attributed to countries based on the principal location of the Company's entities from which those revenues were generated. The Company's only principal location from which revenues were generated was the United States.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$6,456	$7,032
India	213	227

Total long-lived assets	$6,669	$7,259

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS

Inventories

        Inventories, net, consisted entirely of finished goods at March 31, 2016 and December 31, 2015.

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Income taxes receivable	$1,642	$1,651
Prepaid expenses	1,048	1,393
Prepaid insurance	956	1,287
Other	2,217	2,762

Total	$5,863	$7,093

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Employee compensation and related liabilities	$3,475	$5,270
Income taxes payable	804	710
Non-income taxes payable	186	200
Reserve for legal settlements	100	100
Accrued restructuring and other exit costs	—	121
Other	796	848

Total	$5,361	$7,249

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Income taxes payable	$3,569	$3,528
Other	1,674	1,786

Total	$5,243	$5,314

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$213	$(4,299)	$(4,086)
Other comprehensive income	19	621	640

Balance at March 31, 2016	$232	$(3,678)	$(3,446)

4. FAIR VALUE MEASUREMENTS

        Financial assets that were required to be measured at fair value on a recurring basis consisted of money market funds (Level 1 assets) totaling $92.3 million and $65.8 million at March 31, 2016 and December 31, 2015, respectively.

5. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program, which was recently extended by the Board of Directors (in December 2015) through December 31, 2018. From August 2001 through December 2015, the Company had repurchased $150.2 million of its common stock under the Program. There were no repurchases under the Program during the quarter ended March 31, 2016 and, at March 31, 2016, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory employee withholding taxes in cash. The amounts remitted in the quarters ended March 31, 2016 and 2015 were $0.5 million and $1.3 million respectively, for which the Company withheld 0.1 million and 0.1 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended March 31,
	2016	2015
Operating expenses:
Cost of revenues	$48	$65
Sales and marketing	14	66
Technology and development	130	236
General and administrative	985	1,093

Total stock-based compensation	$1,177	$1,460

Restricted Stock Units

        The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2015	402
Granted	125
Vested	(137)
Forfeited/canceled	(13)

Nonvested at March 31, 2016	377

Stock Options

        The following table summarizes activity for stock options (in thousands):

Outstanding at December 31, 2015	843
Exercised	(17)
Forfeited/canceled	(13)

Outstanding at March 31, 2016	813

7. INCOME TAXES

        The Company's provision for income taxes for the quarter ended March 31, 2016 differed from the U.S. federal statutory tax rate of 34% primarily due to a provision for income taxes related to discrete items. For the quarter ended March 31, 2016, the Company utilized the actual effective tax rate (discrete method) in determining the domestic income tax expense, rather than the annual effective tax rate method, as allowed under ASC 740-270-30-36, Income Taxes—Interim Reporting.

        The Company's tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax provision recorded in the quarter ended March 31, 2016 included an accrual for uncertain tax positions for the quarter, state minimum and franchise taxes, and state audit assessments. The Company does not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

8. NET LOSS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2016	2015
Numerator:
Loss from continuing operations	$(2,886)	$(2,898)
Income allocated to participating securities	—	—

Loss from continuing operations available to common stockholders	(2,886)	(2,898)
Income (loss) from discontinued operations, net of tax, available to common stockholders	(35,988)	2,039

Net income (loss) attributable to common stockholders	$(38,874)	$859

Denominator:
Weighted-average common shares	14,898	14,429
Add: Dilutive effect of non-participating securities	—	—

Shares used to calculate diluted net income (loss) per common share	14,898	14,429

Basic net income (loss) per common share:
Continuing operations	$(0.19)	$(0.20)
Discontinued operations	(2.42)	0.14

Basic net loss per common share	$(2.61)	$(0.06)

Diluted net income (loss) per common share:
Continuing operations	$(0.19)	$(0.20)
Discontinued operations	(2.42)	0.14

Diluted net loss per common share	$(2.61)	$(0.06)

        The diluted net loss per common share computations exclude stock options and restricted stock units that are antidilutive. Weighted-average antidilutive shares for the quarters ended March 31, 2016 and 2015 were 1.2 million and 1.8 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were a result of management's decision to streamline operations and increase profitability and, for the quarters ended March 31, 2016 and 2015, consisted of employee termination costs. The following tables summarize restructuring and other exit costs (in thousands):

Accrued restructuring and other exit costs at December 31, 2015	$121
Restructuring and other exit costs	109
Cash paid for restructuring and other exit costs	(230)

Accrued restructuring and other exit costs at March 31, 2016	$—

10. CONTINGENCIES—LEGAL MATTERS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. In February 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark and the court entered judgment in favor of the defendants. In March 2014, plaintiff filed a notice of appeal of the judgment in favor of defendants. The plaintiff's appeal brief was filed in November 2014. Classmates' opposition brief was filed in December 2014. Plaintiff's reply brief was filed in March 2015. Classmates' reply brief was filed in April 2015. In March 2016, the U.S. Ninth Circuit Court of Appeals issued an opinion which denied the plaintiff's appeal and affirmed the jury trial verdict.

        On May 4, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with B. Riley Financial, Inc. ("B. Riley") and Unify Merger Sub, Inc., pursuant to which a wholly-owned subsidiary of B. Riley will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into us, with us surviving the merger as a wholly-owned subsidiary of B. Riley (the "Transaction"). Pursuant to the terms of, and subject to the satisfaction or waiver of the closing conditions set forth in, the Merger Agreement, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into $11.00 in cash, without interest. On May 5, 2016, the Company received notice that a number of law firms intend to investigate the Transaction on behalf of stockholders under various legal theories, including that the price offered per share undervalues the Company and that the Board of Directors' decision to proceed with the Transaction violated its fiduciary duties. The Company is continuing to evaluate these assertions. However, as of the filing of this Quarterly Report on Form 10-Q, no legal claims regarding the Transaction had been filed. See Note 12, "Subsequent Events" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Transaction.

        The Company cannot predict the outcome of legal actions or governmental investigations or their potential implications for its business. In addition, the Company, at times, has negotiated resolutions

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. CONTINGENCIES—LEGAL MATTERS (Continued)

related to certain legal actions and governmental investigations. There are no assurances that additional legal actions or governmental investigations will not be instituted in connection with the Company's current or former business practices or in connection with the proposed Transaction.

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages; (iii) if there is uncertainty as to the outcome of pending appeals, motions, or settlements; (iv) if there are significant factual issues to be determined or resolved; and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At March 31, 2016, the Company had reserves totaling $0.1 million for estimated losses related to legal matters. With respect to the legal matters described above, if any, that are ongoing, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

11. DISCONTINUED OPERATIONS

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

        In March 2016, the Company entered into a Share Purchase Agreement for the sale of its Social Media Business to Ströer Content Group GmbH. The purchase price for the Social Media Business is approximately 16 million Euros in cash, which includes cash of 6.5 million Euros on the Social Media Business balance sheet, subject to a post-signing purchase price adjustment. The Share Purchase Agreement includes customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. The sale is expected to close in May 2016. The results of operations, the financial condition and the cash flows of the Social Media Business have been presented as discontinued operations for all periods presented.

        In April 2016, the Company consummated the sale of its MyPoints business unit to Prodege, LLC. The purchase price received for the MyPoints business unit was approximately $13 million in cash, subject to a post-closing working capital adjustment. The Stock Purchase Agreement for the sale included customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. The results of operations, the financial condition and

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. DISCONTINUED OPERATIONS (Continued)

the cash flows of the MyPoints business unit have been presented as discontinued operations for all periods presented.

        Revenues and income (loss) from discontinued operations were as follows (in thousands):

	Quarter Ended March 31,
	2016	2015
Revenues	$14,204	$25,904
Operating expenses:
Cost of revenues	6,384	6,422
Sales and marketing	3,912	9,426
Technology and development	1,611	3,773
General and administrative	1,888	3,158
Amortization of intangible assets	102	482
Restructuring and other exit costs	—	1
Impairment of goodwill	37,713	—

Total operating expenses	51,610	23,262

Operating income (loss)	(37,406)	2,642
Interest income	1	2
Other income (expense), net	(19)	62

Income (loss) from discontinued operations before income taxes	(37,424)	2,706
Provision for (benefit from) income taxes	(1,436)	667

Income (loss) from discontinued operations, net of tax	$(35,988)	$2,039

        During the quarter ended March 31, 2016, due to the comparison of negotiated sales prices for the Company's MyPoints and Social Media reporting units to their respective carrying values, the Company performed an interim quantitative goodwill impairment assessment for these reporting units. Step one of the goodwill impairment test for each of the Company's reporting units that were tested resulted in the Company's determination that the carrying values, including goodwill, exceeded the fair values of the MyPoints and Social Media reporting units by $2.9 million and $3.1 million, respectively. The fair values of the reporting units for step one of the goodwill impairment test were based on their respective negotiated sales prices. During the quarter ended March 31, 2016, the Company recognized goodwill impairment charges totaling $22.5 million and $15.2 million related to its MyPoints and Social Media reporting units, respectively, before provision for income taxes, which were included in discontinued operations in the unaudited condensed consolidated statements of operations. As a result of these goodwill impairment charges in the quarter ended March 31, 2016, the Company expects to record a gain on sale for both the MyPoints business unit and the Social Media Business during the quarter ending June 30, 2016.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. DISCONTINUED OPERATIONS (Continued)

        The major classes of assets and liabilities included in discontinued operations were as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,226	$14,000
Accounts receivable, net	6,105	8,296
Inventory, net	4,948	5,246
Other current assets	2,798	3,148

Total current assets	23,077	30,690
Property and equipment, net	6,720	6,838
Goodwill	1,928	39,172
Intangible assets, net	244	335
Deferred tax assets	1,470	1,338
Other assets	239	228

Total assets	$33,678	$78,601

Liabilities
Current liabilities:
Accounts payable	$1,549	$1,909
Accrued liabilities	2,469	3,003
Member redemption liability	6,640	6,781
Deferred revenue	10,631	9,506

Total current liabilities	21,289	21,199
Member redemption liability	11,079	11,322
Deferred revenue	11	17
Deferred tax liabilities, net	491	2,488
Other liabilities	374	392

Total liabilities	$33,244	$35,418

        The Company recorded transaction-related costs totaling $0.4 million in the quarter ended March 31, 2016, in connection with the sales of the Company's business units, which was included in discontinued operations in the unaudited condensed consolidated statements of operations.

12. SUBSEQUENT EVENTS

        On May 4, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with B. Riley Financial, Inc. ("Parent") and Unify Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of Parent. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Parent (the "Merger").

        At the effective time of the Merger (the "Effective Time"), each share of common stock, par value $0.0001 per share, of the Company ("Company Common Stock") issued and outstanding immediately

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS (Continued)

prior to the Effective Time (other than certain shares held by Parent, Merger Sub or any wholly-owned subsidiary of Parent or Merger Sub, held in the Company's treasury or owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Section 262 of the Delaware General Corporation Law (the "Excluded Shares")) will be converted into the right to receive $11.00 in cash, without interest (the "Per Share Merger Consideration"). At the Effective Time, all of the Excluded Shares outstanding immediately prior to the Effective Time will be automatically canceled for no consideration.

        At the Effective Time, each outstanding option to purchase shares of Company Common Stock pursuant to the Company's incentive plans will be automatically canceled and converted into the right to receive an amount in cash, less applicable tax withholding, equal to the product of (x) the number of shares of Company Common Stock underlying such option immediately prior to the Effective Time and (y) the excess, if any, of the Per Share Merger Consideration over the exercise price per share of such option. In addition, at the Effective Time, each outstanding Company restricted stock unit award will be automatically canceled and converted into the right to receive an amount in cash, less applicable tax withholding, equal to the product of (a) the Per Share Merger Consideration, and (b) the number of shares of Company Common Stock underlying such restricted stock unit award immediately prior to the Effective Time.

        Parent and the Company have made customary representations, warranties and covenants in the Merger Agreement for a transaction of this nature. Subject to certain exceptions, Parent and the Company have agreed to use their respective commercially reasonable efforts to do or cause to be done all things necessary, proper or advisable to cause the conditions to the Merger to be satisfied and to consummate the Merger. In addition, the Company has agreed, among other things, to covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the consummation of the Merger and facilitating the Company's stockholders' consideration of, and voting upon, the adoption of the Merger Agreement and certain related matters, as applicable.

        The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, the approval of the Merger Agreement and the Merger by the holders of a majority of the outstanding Company Common Stock. The Company anticipates that the Merger transaction will be consummated by the end of the third quarter of 2016. However, the Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the Merger will close.

        On May 5, 2016, the Company filed a Current Report on Form 8-K with additional information regarding the terms and conditions of the Merger Agreement and the Merger transaction.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

        United Online, through its operating subsidiaries, provides consumer subscription services and products, consisting of internet access services and devices, including dial-up, mobile broadband, DSL, e-mail, internet security, web hosting, and voice services, under the NetZero and Juno brands.

        In March 2016, we entered into a Share Purchase Agreement for the sale of our StayFriends GmbH, Trombi Acquisition SARL, Klassträffen Sweden AB, and Klassenfreunde.ch GmbH entities (collectively, the "Social Media Business") to Ströer Content Group GmbH. The purchase price for the Social Media Business is approximately 16 million Euros in cash, which includes cash of 6.5 million Euros on the Social Media Business balance sheet, subject to a post-signing purchase price adjustment. The Share Purchase Agreement includes customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. The sale is expected to close in May 2016. The results of operations, the financial condition and the cash flows of the Social Media Business have been presented as discontinued operations for all periods presented.

        In April 2016, we consummated the sale of our MyPoints business unit to Prodege, LLC. The purchase price received for the MyPoints business unit was approximately $13 million in cash, subject to a post-closing working capital adjustment. The Stock Purchase Agreement for the sale included customary representations, warranties and covenants of each party, some of which survive the closing of the transaction for a period of time. The results of operations, the financial condition and the cash flows of the MyPoints business unit have been presented as discontinued operations for all periods presented.

        During the quarter ended March 31, 2016, due to the comparison of negotiated sales prices for our MyPoints and Social Media reporting units to their respective carrying values, we performed an interim quantitative goodwill impairment assessment for these reporting units. Step one of the goodwill impairment test for each of our reporting units that were tested resulted in our determination that the carrying values, including goodwill, exceeded the fair values of the MyPoints and Social Media reporting units by $2.9 million and $3.1 million, respectively. The fair values of the reporting units for step one of the goodwill impairment test were based on their respective negotiated sales prices. During the quarter ended March 31, 2016, we recognized goodwill impairment charges totaling $22.5 million and $15.2 million related to our MyPoints and Social Media reporting units, respectively, before provision for income taxes, which were included in discontinued operations in the unaudited condensed consolidated statements of operations. As a result of these goodwill impairment charges recorded in the quarter ended March 31, 2016, we expect to record a gain on sale for both the MyPoints business unit and the Social Media Business during the quarter ending June 30, 2016.

        As a result of the presentation of our former Commerce & Loyalty and Social Media segments as discontinued operations, we now operate as a single operating and reportable segment.

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues are derived from selling subscriptions to consumers, who are typically billed in advance for the entire subscription term.

  •
  Products revenues.  Products revenues are derived from the sale of mobile broadband devices, as well as the related shipping and handling fees.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives.

Proposed Acquisition by B. Riley

        See Note 12, "Subsequent Events" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the proposed acquisition of United Online by B. Riley Financial, Inc.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts, which represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One-time purchases of our services, with the exception of our free and prepaid mobile broadband service, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber because one subscriber could have several pay accounts. In addition, at any point in time, our pay account base includes customers who previously purchased prepaid mobile broadband service and have been inactive for 90 days or less, as well as a number of accounts receiving a free period of service as either a promotion or retention tool, such as the subscribers receiving our free mobile broadband service, and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key business metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account. A pay account generally becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor average monthly revenue per pay account ("ARPU"), which is calculated by dividing services revenues generated from the pay accounts, as applicable, for a period by the average number of pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and the end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; and the timing of pay accounts being added or removed during a period.

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate for a period is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for that period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. Our churn calculation does not include accounts canceled during the first 30 days of service other than dial-up accounts that have upgraded from free accounts, but the calculation does include customers who previously purchased prepaid mobile broadband service and, at any time during the period, reached 90 consecutive days of inactivity. A number of such accounts nevertheless will be included in our pay account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our churn rates are not necessarily indicative of the percentage of subscribers canceling any particular service.

        Active Accounts.    We monitor the number of active accounts among our membership base. Active accounts include all pay accounts as of the date presented combined with the number of free dial-up Internet access and email accounts that logged on to our services at least once during the preceding 31 days. Active accounts for six-month, nine-month and annual periods are calculated as a simple average of the quarterly active accounts.

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

        The pay accounts, churn and ARPU metrics may fluctuate significantly from period to period due to various factors, including, but not limited to, the number of mobile broadband pay accounts, which have a higher churn rate and ARPU.

        The following table sets forth our key business metrics:

	Quarter Ended
	March 31, 2016	September 30, 2015	June 30, 2015	December 31, 2015	March 31, 2015
Pay accounts (in thousands):
Internet access	220	229	256	274	294
Other	169	174	177	179	184

Total pay accounts	389	403	433	453	478
Churn	2.7%	3.4%	2.8%	3.0%	3.1%
ARPU	$10.89	$10.72	$11.30	$11.54	$11.56
Active accounts (in millions)	0.9	0.9	1.0	1.0	1.0

Results of Operations

        The following tables set forth selected historical unaudited condensed consolidated statements of operations, which should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2, as well as Quantitative and Qualitative Disclosures About Market Risk and the unaudited condensed consolidated financial statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Quarter Ended March 31, 2016 compared to Quarter Ended March 31, 2015

        Unaudited condensed consolidated statement of operations information was as follows (in thousands):

	Quarter Ended March 31,
	2016	2015
Revenues	$18,436	$24,264
Operating expenses:
Cost of revenues	7,904	10,872
Sales and marketing	2,958	3,637
Technology and development	2,218	3,180
General and administrative	8,162	9,380
Restructuring and other exit costs	109	143

Total operating expenses	21,351	27,212

Operating loss	(2,915)	(2,948)
Interest income	145	88
Other income, net	198	6

Loss before income taxes	(2,572)	(2,854)
Provision for income taxes	314	44

Loss from continuing operations	(2,886)	(2,898)
Income (loss) from discontinued operations, net of tax	(35,988)	2,039

Net loss	$(38,874)	$(859)

Revenues

	Quarter Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Services	$13,101	$16,976	$(3,875)	(23)%
Products	1,401	1,770	(369)	(21)%
Advertising	3,934	5,518	(1,584)	(29)%

Total Revenues	$18,436	$24,264	$(5,828)	(24)%

ARPU	$10.89	$11.56	$(0.67)	(6)%
Average number of dial-up Internet access pay accounts	156	199	(43)	(22)%

        The decrease in services revenues was primarily due to a $2.0 million decrease in mobile broadband revenues attributed to lower mobile broadband subscribers and a $1.5 million decrease in dial-up and DSL revenues attributed to lower dial-up and DSL subscribers. The decrease in advertising revenues was primarily due to lower impressions as a result of a decline in active accounts. The decrease in products revenues was due to fewer mobile broadband sign-ups, partially offset by higher average sale prices of the mobile broadband devices during the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

Cost of Revenues

	Quarter Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Cost of revenues	$7,904	$10,872	$(2,968)	(27)%

        The decrease in cost of revenues was primarily due to a $2.2 million decrease in data and device costs associated with our mobile broadband services attributable to lower mobile broadband subscribers and sign-ups and a $0.3 million decrease in costs associated with our DSL and dial-up services attributable to lower DSL and dial-up services subscribers.

Sales and Marketing

	Quarter Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$2,958	$3,637	$(679)	(19)%

        The decrease in sales and marketing expenses was primarily due to a $0.3 million decrease in personnel and overhead-related costs primarily from restructuring initiatives and a $0.3 million decrease in mobile broadband marketing costs due to fewer sign-ups.

Technology and Development

	Quarter Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Technology and development	$2,218	$3,180	$(962)	(30)%

        The decrease in technology and development expenses was primarily due to a decrease in personnel and overhead-related costs primarily from restructuring initiatives.

General and Administrative

	Quarter Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$8,162	$9,380	$(1,218)	(13)%

        The decrease in general and administrative expenses was primarily due to a $0.9 million decrease in personnel and overhead-related costs primarily from restructuring initiatives and a $0.2 million decrease in transaction-related costs.

Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$109	$143	$(34)	(24)%

        Restructuring and other exit costs for the quarters ended March 31, 2016 and 2015 consisted of employee termination costs.

Interest Income

	Quarter Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Interest income	$145	$88	$57	65%

        The increase in interest income was primarily due to an increase in interest rate yields, as well as higher average cash balances.

Other Income, Net

	Quarter Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Other income, net	$198	$6	$192	n/m	*

*
Not meaningful

        The increase in other income, net, for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, was due to $0.2 million of transition services income earned in the quarter ended March 31, 2016.

Provision for Income Taxes

	Quarter Ended March 31,
	2016	2015
	(in thousands, except percentages)
Provision for income taxes	$314	$44
Effective income tax rate	(12.2)%	(1.5)%

        For the quarter ended March 31, 2016, we utilized the actual effective tax rate (discrete method) in determining the domestic income tax expense, rather than the annual effective tax rate method, as allowed under ASC 740-270-30-36, Income Taxes—Interim Reporting. For the quarter ended March 31, 2016, we recorded a provision for income taxes totaling $0.3 million on a pre-tax loss of $2.6 million, compared to a provision for income taxes totaling $44,000 on a pre-tax loss of $2.9 million for the quarter ended March 31, 2015. Our negative effective income tax rate of 12.2% for the quarter ended March 31, 2016 was primarily due to a pre-tax book loss and a provision for income taxes related to our foreign operations, as well as an income tax accrual related to state tax audit assessments. The change in our effective income tax rate for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015 was primarily due to the tax benefit from discontinued operations recorded in the quarter ended March 31, 2015.

        Our tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended March 31,

2016 included an accrual for uncertain tax positions for the quarter, state minimum and franchise taxes, and state audit assessments. We do not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

Liquidity and Capital Resources

Quarter Ended March 31, 2016 compared to Quarter Ended March 31, 2015

        Our total cash and cash equivalents balance increased by $7.2 million, or 8%, to $98.1 million at March 31, 2016, compared to $90.8 million at December 31, 2015. Our summary cash flows for the periods presented were as follows (in thousands):

	Quarter Ended March 31,
	2016	2015
Net cash provided by (used for) operating activities	$(328)	$4,778
Net cash used for investing activities	$(339)	$(285)
Net cash used for financing activities	$(363)	$(449)

        Net cash used for operating activities increased by $5.1 million, or 107%. The increase was primarily driven by:

  •
  a $3.9 million unfavorable change in accounts payable and accrued liabilities due to a $6.4 million settlement with the Internal Revenue Service accrued in the quarter ended March 31, 2015 and paid in the quarter ended June 30, 2015 and a $0.7 million unfavorable change in accounts payable as a result of timing in payments. These unfavorable changes were partially offset by a $1.7 million favorable change in personnel-related cost liabilities primarily due to the departure of our former Chief Executive Officer, as well as our restructuring initiatives; a $0.9 million separation settlement with a former executive officer accrued in the year ended December 31, 2014 and paid in the quarter ended March 31, 2015;

  •
  a $0.7 million unfavorable change in inventories primarily due to a decrease in inventory held at December 31, 2015, compared to December 31, 2014, as a result of decreased mobile broadband device purchases;

  •
  a $0.5 million decrease in non-cash reconciling items;

  •
  a $0.3 million unfavorable change in other liabilities primarily due to a decrease in deferred rent liabilities;

  •
  a $0.6 million favorable change in accounts receivable due to declines in advertising revenues.

        Net cash used for investing increased by $0.1 million, or 19%, due to an increase in purchases of property and equipment.

        Capital expenditures for the quarter ended March 31, 2016 totaled $0.3 million. Property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets was immaterial at March 31, 2016. At December 31, 2015, we had $0.2 million of property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2016 will be in the range of $1.0 million to $2.0 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, which are difficult to predict. Technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $0.1 million, or 19%. The decrease was due to a $0.8 million decrease in repurchases of common stock, significantly offset by a $0.7 million decrease in proceeds from exercises of stock options.

        Future cash flows from financing activities may be affected by our repurchases of shares of our common stock. Our Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. Our Board of Directors has approved and ratified the Program through December 31, 2018. There were no repurchases under the Program during the quarter ended March 31, 2016 and, at March 31, 2016, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarters ended March 31, 2016 and 2015 were $0.5 million and $1.3 million respectively, for which we withheld 0.1 million and 0.1 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency, which may result in restructuring. Although restructuring efforts may reduce expenses and generate improved operating efficiencies, there can be no assurances that our restructuring efforts will be successful. In addition, past restructuring activities may not be a good indication of future restructuring opportunities, and any restructuring of our businesses may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors. We recorded $0.1 million of restructuring and other exit costs in the quarter ended March 31, 2016, which consisted of employee termination costs. During the quarter ended March 31, 2016, we paid $0.2 million of restructuring and other exit costs. At March 31, 2016, there were no accrued restructuring and other exit costs.

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

Contractual Obligations

        There were no material changes to our contractual obligations during the quarter ended March 31, 2016, with the exception of liabilities for uncertain tax positions. At March 31, 2016, we had liabilities for uncertain tax positions totaling $4.9 million, of which $1.3 million was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

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

Off-Balance Sheet Arrangements

        At March 31, 2016, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

        While we do not currently maintain any short-term investments, we do invest in money market funds and time deposits, which are classified as cash and cash equivalents in our consolidated balance sheets. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At March 31, 2016, we did not have any fixed or floating rate debt obligations.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee ("INR"), which may result in gains or losses reported in our results of operations. The volatilities in INR (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using the current rate method. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Expenses in foreign currencies translate into higher or lower expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the expenses of our foreign subsidiaries are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported expenses depending on the exchange rate trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated net loss.

        We utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At March 31, 2016, we did not have any open forward foreign currency exchange contracts accounted for as net investment hedges or cash flow hedges.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At March 31, 2016, we did not have any open forward foreign currency exchange contracts that did not qualify for hedge accounting.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 10, "Contingencies—Legal Matters" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

        There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015, and has been made available at www.sec.gov and at www.unitedonline.com. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2015 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There were no material changes to the risk factors during the three months ended March 31, 2016, compared to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2015, other than with respect to the risk factors described below.

The announcement and pendency of our agreement to be acquired by B. Riley Financial, Inc. could have an adverse effect on our business.

        On May 4, 2016, we entered into an Agreement and Plan of Merger, with B. Riley Financial, Inc., pursuant to which a wholly-owned subsidiary of B. Riley will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into us, with us surviving the merger as a wholly-owned subsidiary of B. Riley.

        Uncertainty about the effect of the proposed merger on our employees, customers and other parties may have a material adverse effect on our business. Our employees may experience uncertainty about their roles or seniority following the merger. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations.

        Parties with which we do business may experience uncertainty associated with the merger and related transactions, including with respect to current or future business relationships with us. Uncertainty may cause current and potential customers to refrain from using our products and services and vendors may seek to change existing business relationships, which could result in a material adverse effect on our business, operations and financial position.

        Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business until the proposed merger becomes effective or the Merger Agreement terminates. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

        In addition, completion of the merger with B. Riley is subject to several conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including the approval of our stockholders. If the proposed merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, and vendors, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

There are a number of risks associated with our sale of our Classmates, international social media and MyPoints business units and they may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        We completed the sale of our Classmates business unit in August 2015, agreed to sell our international social media business in March 2016, and completed the sale of our MyPoints business unit in April 2016. There are a number of risks associated with the sale of these business units, including, without limitation, the following:

  •
  we are a substantially smaller company with a narrower and less diversified portfolio of products and services, and we now operate in one segment rather than three. This could cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition; and

  •
  we agreed to certain indemnification provisions in connection with the sale of these business units.

        Further, the sale of our international social media business has not yet been consummated and we cannot assure you that the sale will close in the time frame that we expect, or at all. Any of the foregoing, in addition to any other risks related to the divestiture transactions that are not specifically described above, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        In May 2001, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program, which is currently extended through December 31, 2018. From August 2001 through December 2015, the Company had repurchased $150.2 million of its common stock under the Program. There were no repurchases under the Program during the quarter ended March 31, 2016 and, at March 31, 2016, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended March 31, 2016 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 - January 31, 2016	3	$10.23	—	$80,000
February 1 - February 29, 2016	53	$9.73	—	$80,000
March 1 - March 31, 2016	—	$—	—	$80,000

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

Date: May 10, 2016	UNITED ONLINE, INC. (Registrant)
	By:	/s/ EDWARD K. ZINSER Edward K. Zinser Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 10, 2016	UNITED ONLINE, INC. (Registrant)
	By:	/s/ MICHELLE D. STALICK Michelle D. Stalick Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

					Incorporated by Reference to
No.		Exhibit Description	Filed with this Form 10-Q	Form	Exhibit No.	File No.	Date Filed
2.1		Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	2.1	000-33367	11/6/2013

2.2		Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of May 20, 2015		10-Q	2.1	000-33367	8/6/2015

2.3		Stock Purchase Agreement by and among Intelius Holdings, Inc., the Registrant and Classmates Media Corporation, dated as of August 11, 2015		10-Q	2.3	000-33367	11/6/2015

2.4		Share Purchase Agreement by and between Ströer Content Group GmbH and Classmates International, Inc., dated as of March 31, 2016	X

2.5		Stock Purchase Agreement by and among Prodege, LLC, the Registrant and Classmates Media Corporation dated as of and entered into on April 19, 2016	X

2.6		Agreement and Plan of Merger, dated May 4, 2016		8-K	2.1	000-33367	5/5/2016

3.1		Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	3.1	000-33367	3/13/2014

3.2		Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	3.2	000-33367	3/13/2014

3.3		Certificate of Amendment of Bylaws (Effective May 3, 2016)		8-K	3.1	000-33367	5/5/2016

10.1	*	2016 Management Bonus Plan	X

10.2	*	Offer Letter between the Registrant and Jeff Goldstein, dated January 11, 2016		10-K	10.22	000-33367	3/3/2016

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q	Form	Exhibit No.	File No.	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Form of Voting Agreement, dated May 4, 2016, by and between B. Riley Financial, Inc. and certain stockholders of United Online, Inc.		8-K	99.1	000-33367	5/5/2016

99.2	Form of Voting Agreement, dated May 4, 2016, by and among United Online, Inc., on the one hand, and B. Riley Financial, Inc. and Bryant R. Riley, in their capacity as stockholders of United Online, Inc.		8-K	99.2	000-33367	5/5/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Document	X

*
Management contract or compensatory plan or arrangement.